Form 10KSB
period 1997-01-31
BOWLIN OUTDOOR ADVERTISING & TRAVEL CENTERS INC
filed 1997-05-01
CIK 1020898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 1997
                                       OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM // TO //

                           COMMISSION FILE NO. 0-21451

            BOWLIN OUTDOOR ADVERTISING & TRAVEL CENTERS INCORPORATED
                 (Name of small business issuer in its charter)

               NEVADA                                   85-0113644
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
 of incorporation or organization)

   150 LOUISIANA NE, ALBUQUERQUE, NM                      87108
(Address of principal executive offices)                (Zip Code)

                    Issuer's telephone number: 505-266-5985

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

          Title of each class                    Name of each exchange
                                                  on which registered
                 NONE                                     NONE
          -------------------                    ---------------------

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                          COMMON STOCK, $.001 PAR VALUE
                          -----------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

The issuer's revenues for its most recent fiscal year were $25,150,931.

The aggregate market value of the voting stock held by non-affiliates of the registrant at April 21, 1997 was $9,113,775.

The number of shares of Common Stock, $.001 par value, outstanding as of April 21, 1997: 4,384,848

DOCUMENTS INCORPORATED BY REFERENCE:

The following documents are incorporated by reference, in this report in the Part(s) indicated: Information Statement for 1997 Annual Meeting of Stockholders
- Part III.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

     Certain statements in this Annual Report on Form 10-KSB constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and should be read in conjunction with the Consolidated Financial Statements of BOWLIN Outdoor Advertising & Travel Centers Incorporated, a Nevada Corporation (together with its subsidiaries the "Company" or "BOWLIN") and the notes thereto. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the Company's actual results to differ materially from those contained in these forward-looking statements, including those set forth under the heading "RISK FACTORS" under ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION and the risks and other factors described elsewhere herein. The cautionary factors, risks and other factors presented should not be construed as exhaustive. The Company assumes no obligation to update these forward looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward looking statements.

COMPANY OVERVIEW

     The Company is a regional leader in the operation of travel centers and outdoor advertising displays dedicated to serving the traveling public in rural and smaller metropolitan areas of the Southwestern United States. The Company's tradition of serving the public dates back to 1912, when the Company's founder, Claude M. Bowlin, started trading goods and services with Native Americans in New Mexico. BOWLIN currently operates fourteen full-service travel centers and one free-standing Dairy Queen/Brazier restaurant along interstate highways in Arizona and New Mexico where there are generally few gas stations, convenience stores or restaurants. The Company advertises its travel centers through a network of over 350 outdoor advertising display faces. In addition to a variety of unique Southwestern merchandise, the Company's travel centers offer brand name food and gasoline to the traveling public. The Company believes that its "co-branding" strategy of offering complementary brand name food and gasoline products results in increased customer traffic and it intends to continue to actively pursue additional co-branding opportunities.

     In addition to its travel centers, the Company operates over 1,780 revenue-generating outdoor advertising display faces for third party customers such as hotels and motels, restaurants and consumer products. These display faces are strategically situated along interstate highways primarily in Arizona and New Mexico, and, to a lesser extent, in Colorado, Oklahoma and Texas. In addition to the leasing of advertising space, the Company provides a comprehensive range of outdoor advertising services to its clients, including customized design and production services. Although the Company faces substantial competition in each of its operational areas, the Company believes that few of its competitors offer the same breadth of products and services dedicated to the traveling public.

     The Company was incorporated in New Mexico in 1953 and reincorporated under the laws of Nevada in 1996. In December 1996, the Company completed an initial public offering ("IPO") for the sale of 1,100,000 shares of common stock, $.001 par value, at a price of $8.00 per share. The net proceeds from the IPO were used to reduce a portion of the Company's outstanding indebtedness and will be used for general corporate purposes, including, but limited to, funding future expansion of its outdoor advertising and travel center operations.
                                       2

RECENT DEVELOPMENTS

     On April 1, 1997, the Company acquired all of the assets and assumed certain liabilities of the outdoor advertising division of The McCarty Company (known as Pony Panels) for $4.2 million cash. Brian McCarty, a member of the company's Board of Directors, is the majority shareholder of The McCarty Company. The purchased assets consisted primarily of accounts receivable, prepaid assets, sign structures, vehicles, machinery, operating equipment, office furniture and equipment, lease rights and goodwill. The liabilities consisted primarily of trade accounts payable. The purchase price was funded from working capital ($1.7 million) and bank debt ($2.5 million) provided by Norwest Bank Minnesota, N.A. at the bank's prime rate (8.5% at closing and matures on April 2, 2007. The bank debt is subject to certain financial and other restrictive covenants.

INDUSTRY OVERVIEW

     Outdoor Advertising Industry. According to recent estimates by the Outdoor Advertising Association of America ("OAAA"), outdoor advertising generated total revenues of approximately $1.8 billion in 1995, representing growth of approximately 8.2% over 1994. Although outdoor advertising represents only slightly over 1% of total U.S. advertising expenditures, this segment is growing at a faster rate than such traditional advertising media as radio, television and newspaper, which increased by 7.7%, 6.1% and 5.7%, respectively, during the same period. Outdoor advertising offers repetitive impact and a relatively low cost-per-thousand impressions as compared to broadcast media, newspapers, magazines and direct mail marketing, making it attractive to both local businesses targeting a specific geographic area or set of demographic characteristics and national advertisers seeking mass market support. Outdoor advertising services have recently expanded beyond billboards to include a wide variety of out-of-home advertising media, including advertising displays in shopping centers, malls, airports, stadiums, movie theaters and supermarkets, as well as on taxis, trains, buses and subways. The OAAA estimates that total out-of-home advertising revenues, including traditional billboard advertising, exceeded $3.5 billion in 1995.

     Outdoor advertising provides advertisers with a cost effective means of reaching large audiences and is often used by businesses as part of an overall multimedia advertising campaign to reach their target geographic or demographic markets. In addition to its low cost-per-thousand impressions, because outdoor advertising reaches potential customers close to the point-of-sale, restaurants, motels, service stations and similar businesses find outdoor advertising particularly effective. In addition, repeated viewing by people traveling the same route on a daily basis makes outdoor advertising especially suitable for companies such as banks, insurance companies, and soft drink manufacturers that sell their products by promoting a particular image.

     The outdoor advertising industry uses three standardized display formats: traditional bulletin-style painted billboards (with a typical face size of 14 feet by 48 feet),  30-sheet  posters  (with a typical face size of 12 feet by 25 feet) and junior or 8-sheet  posters  (with a typical  face size of 6 feet by 12 feet). Generally, the physical advertising structure is owned by the outdoor advertising company and is built on locations either owned or leased by the operator or on which it has a permanent easement. Traditionally, outdoor advertising displays are leased to advertisers on a unit basis. Advertising rates for outdoor advertising media are based on such factors as the size of the advertising display, visibility, cost of leasing, construction and maintenance and the number of people who have the opportunity to see the advertising message.

     The outdoor advertising market is highly fragmented but is dominated in the large DMAs by a few sizable firms, several of which are subsidiaries of diversified companies. In addition to the large outdoor advertising firms, there are many smaller regional and local companies operating a limited number of displays in a single or a few local markets. The OAAA estimates that there are approximately 1,000 companies in the industry operating a total of approximately 396,000 displays. There has been a trend toward consolidation in the outdoor advertising industry in recent years and the Company expects this trend to continue.

     Travel Services Industry. The travel services industry in which the Company competes includes convenience stores which may or may not offer gasoline, and fast food and full-service restaurants located along rural interstate highways. The Company believes that the current trend in the travel services industry is toward strategic pairings at a single location of complementary products that are noncompetitive, such as brand name gasoline and brand name fast food restaurants. This concept, known as "co-branding," has recently seen greater acceptance by both traditional operators and larger petroleum companies. The industry has also been characterized in recent periods by consolidation or closure of smaller operators.

     The convenience store industry includes both traditional operators that focus primarily on the sale of food and beverages but also offer gasoline and large petroleum companies that offer food and beverages primarily to attract gasoline customers. In 1995, the convenience store industry sold $46.8 billion worth of merchandise and services and $66.3 billion worth of petroleum products.

     The restaurant segment of the travel services industry is highly competitive, most notably in the areas of consistency of quality, variety, price, location, speed of service and effectiveness of marketing. The major chains are aggressively increasing market penetration by opening new restaurants, including restaurants at "special sites" such as retail centers, travel centers and gasoline outlets. In addition, smaller quick-service restaurant chains and franchise operations are focusing on brand and image enhancement and co-branding strategies.

BUSINESS STRATEGY

     Travel Services Business Strategy. The Company opened its first travel center in 1953 and has since expanded to fourteen travel centers and one free-standing Dairy Queen/Brazier restaurant. The Company's travel centers are strategically located along well-traveled interstate highways in Arizona and New Mexico where there are generally few gas stations, convenience stores or restaurants. Each of the Company's travel centers has a unique Southwestern theme, and extensive theme-oriented billboard advertising is used to attract customers to stop and take advantage of their services.

     Most of the Company's travel centers offer food and beverages, ranging form ice cream and snack foods at some locations to full-service restaurants at others. In addition to the Company's one free-standing Dairy Queen/Brazier restaurant, the Company's food service operations at seven of the Company's fourteen travel centers operate under the Dairy Queen/Brazier or Dairy Queen trade names.

     The Dairy Queen and Dairy Queen/Brazier restaurants feature the signature Dairy Queen treat line of soft serve dairy products. In addition, the Dairy Queen/Brazier restaurants offer a full line of hamburger combinations as well as specialty chicken, fish and barbecue sandwiches.

     The Company's travel centers also offer brand name gasolines such as CITGO, Conoco, Chevron, Texaco and Diamond Shamrock. Effective October 1, 1995, the Company became an authorized distributor of CITGO Petroleum Corporation, one of the largest and fastest growing wholesalers of petroleum products in the United States. The Company has converted six of its existing locations to CITGO "superpumper" stations. The Company also intends to actively market CITGO products to other retailers in Arizona and New Mexico.

     In addition to offering food and gasoline, each of the Company's travel center gift shops offers an extensive variety of Southwestern merchandise and collectibles. Four of the Company's travel centers operate under the Stuckey's brand name. The Stuckey's specialty stores are family oriented shops that feature the Stuckey's line of pecan confectioneries. Stuckey's is well-known among travelers as a place to shop for souvenirs, gifts and toys and travel games for children.

     The Company's billboard advertising for its travel centers emphasizes this wide range of unique Southwestern souvenirs and gifts available at the travel centers, as well as the availability of gasoline and food. Merchandise at each of the Company's stores is offered at prices intended to suit the budgets and tastes of a diverse traveling population. The merchandise ranges from inexpensive Southwestern gifts and souvenirs to unique hand-crafted jewelry, rugs, pottery, kachina dolls and other gifts crafted specially for BOWLIN by several Native American tribes. Some stores offer special categories of collectibles, such as dolls and music boxes.

     Outdoor Advertising Business Strategy. The Company operates over 1,780 revenue-generating advertising display faces, primarily in Arizona and New Mexico and, to a lesser extent, in Colorado, Oklahoma and Texas. Approximately 93% of these display faces are traditional bulletin style and 7% are assorted poster styles. The Company's bulletin style displays are located primarily on interstate highways, while the smaller poster sizes are typically used in local settings by advertisers who prefer to change the display message regularly. The Company's outdoor advertising displays are strategically located in rural and smaller metropolitan areas throughout the Southwest, where the dispersion of population, outdoor lifestyles and leading tourist destinations have created a strong dependence on highway travel.

     The Company began its outdoor advertising operations in 1980 and has grown into a regional leader in small to medium-sized outdoor advertising markets. The Company offers its outdoor advertising customers a complete full-service source for graphic design and printing for the outdoor billboards operated by the Company. As a result, the Company is able to attract advertisers that have historically relied on other media in marketing their products and services. The Company believes it is one of the largest outdoor advertising companies in rural interstate markets in the Southwest and, in 1995, the Company was ranked by the OAAA as one of the top 40 outdoor advertising companies in the United States in terms of gross revenues.

     Most of the Company's advertising displays are travel and tourism oriented. According to the U.S. Travel Data Center in Washington, D.C., nine out of ten automobile travelers rely on billboards to locate gas, food, lodging and tourist attractions. In addition, approximately two-thirds of rural market advertisers are engaged in the travel-tourism industry and rely on billboards as their primary means of advertising to the traveling public.
                                       5

GROWTH STRATEGY

     Travel Centers. The Company is committed to expanding its travel center operations through internal development as well as strategic acquisitions. The Company plans to further expand its travel center operations in popular tourist destinations, along heavily traveled interstate corridors and in smaller metropolitan areas. The Company believes that the co-branding concept that it has implemented at its travel centers has resulted in increased revenues, and the Company intends to pursue opportunities to acquire rights to additional brand name products. The Company is currently in the process of developing new full service travel centers with CITGO superpumper dispensing facilities at Picacho Peak, Arizona and near Albuquerque, New Mexico, and expects both of these centers to be operational by the end of fiscal 1998.

+ The following are the primary components of the Company's strategy for expanding its travel center operations:
+ Continuing to offer high quality brand name food and products in a clean, safe environment designed to appeal to travelers on interstate highways.
+ Continuing to increase sales at existing locations through the upgrading of facilities and the addition of products and services.
+ Pursuing complementary national food and/or merchandise brands to further implement the Company's co-branding concept.
+ Expanding the Company's travel center operations through internal development and strategic acquisitions in key tourist destinations, along heavily traveled interstate highways and in smaller metropolitan areas.

     Gasoline Wholesaling. Management believes that gasoline wholesaling operations represent a potentially significant additional source of revenues to the Company. The Company was granted a distributorship by CITGO, effective October 1, 1995. CITGO is among the top five petroleum producers in the United States and one of the fastest growing brand names of gasoline products in the country. The Company has converted several of the fuel supply facilities at its existing travel centers to CITGO superpumpers and, as a wholesaler, intends to continue to actively market CITGO products to other retailers in New Mexico and Arizona. The Company intends to target dealerships with annual sales volumes of 600,000 to 1.2 million gallons of gasoline per year.

     In October 1995, the Company hired a Petroleum manager to create a plan for marketing the Company's wholesale gasoline products. In February 1997, the Company established its first CITGO gasoline products wholesale relationship. The Company believes that its existing operations and personnel are adequate to support its gasoline wholesaling operations for at least the next 12 to 18 months. The Company intends to enter into additional agreements with third party retailers upon terms customary in the wholesale gasoline industry. Such agreements generally require that retailers purchase gasoline products on an exclusive basis for a limited term, although either party may terminate such agreements upon 30 to 60 days written notice. The Company intends to offer its wholesale gasoline products at a price equal to a certain percentage over the then current price at which it purchases gasoline products from CITGO.

     The CITGO distribution agreement allows the Company to streamline its gasoline supply arrangements and take advantage of volume-driven pricing by consolidating purchases from CITGO. The distribution agreement has a three-year term which expires September 30, 1998, and automatically renews for three-year terms thereafter. CITGO's ability to terminate or refuse to renew the agreement with the Company is subject to the occurrence of certain events set forth in the Petroleum Marketing Practices Act, which events currently include bankruptcy or breach of the agreement by the Company or termination by CITGO of its petroleum marketing activities in the Company's distribution area. Pursuant to the terms of the distribution agreement, the Company is required to purchase certain minimum quantities of gasoline during the term of the agreement, which includes gasoline purchased for sale at the Company's travel centers. Since the effective date of the distribution agreement, the Company's purchases of CITGO products have substantially exceeded the required minimum quantities.

     Outdoor Advertising. As in the case of its travel centers, the Company plans to increase its outdoor advertising operations through internal development as well as acquisition. The Company increased its inventory of billboard structures by 87 and 85, respectively, in fiscal years 1997 and 1996. The Company plans to add new billboard structures at a higher incremental rate each year after 1997, and, by 2001, the Company anticipates that it will be adding approximately 250 new billboard structures per year to its operations through internal development, subject to the availability of necessary working capital and the Company's ability to comply with applicable regulations.

     In addition to internal development, the Company plans to increase its outdoor advertising operations by pursuing strategic acquisitions of outdoor advertising assets and small to medium-sized outdoor advertising operators (such as the Company's acquisition of Pony Panels) when appropriate. In accordance with this growth strategy, the Company routinely engages in discussions with third parties regarding potential acquisitions. Any such acquisitions would be subject to the negotiation and execution of definitive agreements, appropriate financing arrangements, performance of due diligence, approval of the Company's Board of Directors, the receipt by the Company of unqualified audited financial statements, and the satisfaction of other customary closing conditions, including the receipt of third party consents.

     Consistent with its past practices, the Company intends to pursue expansion into markets that are not included in the 50 largest DMAs. The Company believes that expansion along interstate highways and in smaller metropolitan areas permits the Company to expand into areas where competition for site acquisitions is less intense, purchase prices are more favorable and government regulations are generally less onerous. Marketing efforts in these areas are focused on local and regional advertisers, thereby allowing the Company to maintain a diverse client base and limiting reliance on national accounts, including tobacco advertisers.
                                       7

     The Company's advertising customers consist largely of local and regional advertisers, resulting in a diverse client base and limiting reliance on national advertising clients. Unlike many of its competitors, the Company does not rely to a significant extent upon tobacco advertisers, which are subject to increasing regulation. The following table sets forth the categories of industries from which the Company derived its outdoor advertising net revenues for the year ended January 31, 1997, and the respective percentages of such net revenues. The top three business categories accounted for approximately 64.1% of the Company's total outdoor advertising net revenues and approximately 9.2% of the Company's total revenues in the year ended January 31, 1997. No single advertiser accounted for more than 2.0% of the Company's total outdoor advertising net revenues in such period.


                                PERCENTAGE OF NET
                        ADVERTISING REVENUES BY CATEGORY

                        Hotels and Motels     27.0%
                              Restaurants     24.0
                 Retail/Consumer Products     13.0
                   Travel & Entertainment     13.9
                               Government      7.7
                               Automotive      4.1
                                 Services      2.6
                                  Alcohol      0.5
                                  Tobacco        *
                                    Other      7.2
                                    -----    -----
                                    TOTAL    100.0%
                                    =====    =====

     The  Company plans to expand its outdoor advertising  operations  primarily by:

     + Continuing to develop the Company's presence along interstate highways in its existing markets throughout the Southwest.

     + Increasing revenues from existing billboards by implementing programs that maximize advertising rates and occupancy levels.

     + Expanding its operations within current markets through new billboard construction.

     + Making strategic acquisitions of existing outdoor advertising assets and small to medium-sized outdoor advertising operations in the less populated areas of the United States with the objective of becoming a leader in this niche market.

BUSINESS OPERATIONS

     Travel Center Operations. The Company sells food, gasoline and merchandise through its fourteen travel centers and one free-standing Dairy Queen/Brazier restaurant located along two interstate highways (I-10 and I-40) in Arizona and New Mexico. These are key highways for travel to numerous tourist and recreational destinations as well as arteries for regional traffic among major Southwestern cities. All of the Company's travel centers are open every day of the year.

     Each of the Company's travel centers maintains a distinct, theme-oriented atmosphere. In addition to the Southwestern merchandise it purchases from Native American tribes, the Company also imports some 650 items from Mexico, including handmade blankets, earthen pottery and wood items. Additional goods, novelties and imprinted merchandise are imported from several Pacific Rim countries. The

Company has long-standing relationships with many of its vendors and suppliers.

     The Company sells food under the Dairy Queen and Dairy Queen/Brazier brand names and sells snacks and souvenir merchandise under the Stuckey's brand name. Pursuant to the terms of its agreements with Stuckey's and Dairy queen, the company is obligated to pay these franchisors a franchise royalty and in some instances a promotion fee, each equal to a percentage of gross sales revenues derived by the Company from products sold pursuant to such agreements, as well as comply with certain provisions governing the operation of the franchised stores.

     The Company continuously monitors and upgrades its travel center facilities to maintain a high level of comfort, quality and appearance. Improvements include new awnings and facings, new signage and enhanced lighting and furnishings. The Company is also engaged in upgrading its petroleum storage and dispensing equipment in order to increase fueling capacity and efficiency and to satisfy new federal guidelines made mandatory by December 1998.

     The Company has recently implemented a central warehouse operation in Las Cruces, New Mexico, with approximately 27,000 square feet of useable space. The new warehouse facility will allow the Company to increase volume purchases and the related discounts, reduce transportation costs and improve inventory turn over and control. In addition, improved data systems will enable the Company to more effectively monitor and respond to the inventory demands of its travel centers.

     Outdoor Advertising Operations. The outdoor advertising operations of the Company include leasing of sites, construction of display structures, sales of advertising space and production and design of display faces. The Company's leasing department has the responsibility for coordinating land leases with owners for the right to construct and maintain billboard structures on the landowner's property. In addition, the leasing department also monitors the Company's compliance with all government regulations regarding lease rights, construction and sales of outdoor structures. The Company's construction division erects billboard structures on any sites acquired by the Company without a pre-existing structure, with the goal of maximizing the amount of leaseable area on a particular site.

     The Company's sales department, through its local account representatives, sells advertising space to the Company's clients from its inventory of over 1,780 display faces. The account representatives work with the Company's clients, their advertising agencies and the company's production department to provide clients with high quality design and artwork for their billboards. Although the Company's consistent expansion of its outdoor advertising inventory results in an advertising occupancy rate of less than 100%, the Company generally has approximately 75% of its inventory under advertising agreements at any time.

     The Company's production staff performs a full range of activities required to create and install outdoor advertising. Production work includes creating the advertising copy design and layout, painting the design or coordinating it sprinting and installing the design displays. Billboards have historically been composed of several painted plywood sheets, but recently vinyl facing has begun to replace plywood in national or regional campaigns using substantially identical advertisements or requiring high graphics resolution. The increased use of vinyl and pre-printed advertising copy furnished to the Company by the advertiser or its agency results in less labor-intensive production work. The Company believes that this trend may reduce future operating expenses associated with the Company's production activities.
                                       9

COMPETITION

     Travel Services Competition. The Company faces competition at its travel centers from quick-service and full-service restaurants, convenience stores, gift shops and, to some extent, from truck stops located along interstate highways in Arizona and New Mexico. Some of the travel centers that the Company competes with are operated by large petroleum companies, while many others are small independently owned operations that do not offer brand name food service or gasoline. Giant Industries, Inc., a refiner and marketer of petroleum products, operates two travel centers, one in Arizona and one in New Mexico, which are high volume diesel fueling and large truck repair facilities that also include small shopping malls, full-service restaurants, convenience stores, fast food restaurants and gift shops. The Company's principal competition from truck stops includes Love's Country Stores, Inc., Petro Corporation and Flying J. Many convenience stores are operated by large, national chains which are substantially larger, better capitalized and have greater name recognition and access to greater resources than the Company.

     Outdoor Advertising Competition. The Company competes in all of its markets with other outdoor advertisers as well as other media, including broadcast and cable television, radio, newspaper and direct mail marketers. The Company has little competition in its rural markets from other outdoor advertisers, but encounters direct competition in its smaller metropolitan markets from larger outdoor media companies, including 3M Media (a division of Minnesota Mining and Manufacturing Company), WhiteCo Outdoor Advertising and Donrey Outdoor Advertising, each of which have large national networks and greater resources than the Company. The Company believes that by concentrating on interstate and tourist oriented advertising in markets other than the largest 50 DMAs it will be able to compete more effectively. As the Company expands geographically, however, it may encounter increased competition from other outdoor advertising firms, some of whom are substantially larger and have greater name recognition and access to substantially greater resources than the Company.

EMPLOYEES

     As of January 31, 1997, the Company had approximately 142 full-time and 113 part-time employees, 50 of which were located in Arizona and 205 of which were located in New Mexico. As of January 31, 1997, 108 of the Company's employees were employed in store/retail sales, 74 employees were employed in the Company's restaurant operations, 29 employees were employed in the Company's outdoor advertising operations, 11 employees performed certain warehousing and distribution services for the Company and 33 employees provided managerial and administrative services to the Company. None of the Company's employees are covered by a collective bargaining agreement and the Company believes its relations with its employees are good.

REGULATION

     Travel Centers. Each of the Company's food service operations is subject to licensing and regulation by a number of governmental authorities relating to health, safety, cleanliness and food handling. The Company's food service operations are also subject to federal and state laws governing such matters as working conditions, overtime and tip credits and minimum wages. The Company believes that its operations at its fourteen travel centers and one free-standing Dairy Queen/Brazier restaurant comply in all material respects with applicable licensing and regulatory requirements; however, future changes in existing regulations or the adoption of additional regulations could result in material increases in the Company's costs.

     Historically, the Company has incurred ongoing costs to comply with federal, state and local environmental laws and regulations, primarily relating to underground storage tanks ("USTs"). These costs include assessment, compliance and remediation costs, as well as certain ongoing capital expenditures relating to the Company's gasoline dispensing operations. Under recently enacted federal regulations, the Company is obligated to upgrade or replace all non-complying USTs it owns or operates to meet corrosion protection and overfill/spill containment standards by December 22, 1998. In response to such programs, the Company has adopted a policy of replacing its USTs with above-ground storage tanks to minimize the costs associated with leak detection and compliance with other regulatory programs. Such tanks have been installed at all but three of the Company's travel centers, and the Company intends to complete the installation of above-ground storage tanks at all of its existing travel centers by the end of fiscal 1998.

     The Company incurred approximately $202,000 in capital expenditures in fiscal 1997, and estimates that it will be required to make additional capital expenditures of approximately $180,000 in the aggregate by December 1998 to comply with current federal and state UST regulations. The Company's estimates of costs to be incurred for environmental assessment and remediation and for other regulatory compliance are based on present and estimated future remediation costs and results at UST sites. As certain of these factors and assumptions could change due to modifications of regulatory requirements at either federal, state or local levels, detection of unanticipated environmental conditions, or other unexpected circumstances, the actual costs incurred may vary significantly from these estimates noted above and may vary significantly from year to year.

     The Company's travel center operations are also subject to extensive laws and regulations governing the sale of alcohol and tobacco, and fireworks in its New Mexico travel centers. Such regulations include certain mandatory licensing procedures and ongoing compliance measures, as well as special sales tax measures. These regulations are subject to change and future modifications may result in decreased revenues or profit margins at the Company's travel centers as a result of such changes. In May, June and July of 1996, the State of New Mexico issued a temporary ban on the sale of fireworks because of the extreme fire hazard caused by drought conditions in that state. As a result of the ban, the Company's revenues at its travel centers from the sale of fireworks decreased by approximately $140,000 during the period of the ban, as compared to the same period of the prior fiscal year. Although such a ban was unprecedented, similar bans could be imposed in the future.

     Outdoor  Advertising.  The  outdoor  advertising  industry  is  subject  to governmental regulation at the federal, state and local levels. Federal law, principally the Highway Beautification Act of 1965, as amended (the "Beautification Act"), encourages states, by the threat of withholding federal appropriations for the construction and improvement of highways within such states, to implement legislation to regulate billboards located within 660 feet of, or visible from, interstate and primary highways except in commercial or industrial areas. All of the states have implemented regulations at least as restrictive as the Beautification Act, including the prohibition on the construction of new billboards adjacent to federally-aided highways and the removal at the owner's expense and without any compensation of any illegal signs on such highways. The Beautification Act, and the various state statutes implementing it, require the payment of just compensation whenever governmental authorities require legally erected and maintained billboards to be removed from federally-aided highways.

     The states and local jurisdictions have, in some cases, passed additional and more restrictive regulations on the construction, repair, upgrading, height, size and location of, and, in some instances, content of advertising copy being displayed on outdoor advertising structures adjacent to federally-aided highways and other thoroughfares. Such regulations, often in the form of municipal building, sign or zoning ordinances, specify minimum standards for the height, size and location of billboards. In some cases, the construction of new billboards or relocation of existing billboards is prohibited. Some jurisdictions also have restricted the ability to enlarge or upgrade existing billboards, such as converting from wood to steel or from non-illuminated to illuminated structures. From time to time governmental authorities order the removal of billboards by the exercise of eminent domain. Thus far, the Company has been able to obtain satisfactory compensation for any of its structures removed at the direction of governmental authorities, although there is no assurance that it will be able to continue to do so in the future.

     In recent years, there have been movements to restrict billboard advertising of tobacco products. No bills have become law at the federal level except those requiring health hazard warnings similar to those on cigarette packages and print advertisements. It is uncertain whether additional legislation of this type will be enacted on the national or on a local level in any of the Company's markets. Revenues from tobacco advertisers accounted for less than 1% of the Company's total advertising revenues in fiscal 1997.

     Amortization of billboards has also been adopted in varying forms in certain jurisdictions. Amortization permits the billboard owner to operate its billboard as a non-conforming use for a specified period of time until it has recouped its investment, after which it must remove or otherwise conform its billboard to the applicable regulations without any compensation. Amortization and other regulations requiring the removal of billboards without compensation have been subject to vigorous litigation in state and federal courts and cases have reached differing conclusions as to the constitutionality of these regulations. To date, amortization and other regulations in the Company's markets have not materially adversely affected its operations.

TRADEMARKS

     The Company operates its travel centers under a number of its own trademarks, as well as certain trademarks owned by third parties and licensed to the Company, such as the Dairy Queen, Dairy Queen/Brazier, Stuckey's and CITGO trademarks. The Company believes that its trademark rights will not materially limit competition with its travel centers. The Company also believes that none of the trademarks it owns is material to the Company's overall business; however, the loss of one or more of the Company's licensed trademarks could have an adverse effect on the Company.

ITEM 2. DESCRIPTION OF PROPERTY

     As of January 31, 1997, the Company operated fourteen travel centers and one free-standing Dairy Queen restaurant. The Company owns the real estate and improvements at which five of its travel centers and its one free-standing Dairy Queen/Brazier restaurant are located, as well as real estate and improvements at three additional locations, two of which the Company is currently developing into travel centers and one of which is leased to a third party restaurant operator. The property at which three of the travel centers owned by the Company are operated are subject to mortgages. Nine of the Company's existing travel centers and one of its travel centers under development are located on real estate that the Company leases from various third parties. These leases have terms ranging from five to forty years, assuming exercise by the Company of all renewal options available under certain leases.
                                       12

     The Company operated over 1,780 revenue generating outdoor display faces throughout the Southwest, as of January 31, 1997. The Company typically owns the billboard and related assets and enters into operating leases with the owners of the real property upon which the billboards are located. These leases typically have a term of 1 to 5 years and provide for minimum annual rents. As of January 31, 1997, the Company also owned and operated 55 and 295 non-revenue generating display faces in Arizona and New Mexico, respectively, which are exclusively dedicated to the advertisement of its fourteen travel centers and one free-standing Dairy Queen/Brazier restaurant. Listed below are the locations of the Company's inventory of revenue-generating display faces as of January 31, 1997.

                BILLBOARDS    30-SHEET POSTERS    8-SHEET POSTERS    TOTAL
                ----------    ----------------    ---------------    -----
      Arizona      136                --                 --            136
     Colorado       12                --                 --             12
   New Mexico    1,429                62                 64          1,555
     Oklahoma        4                --                 --              4
        Texas       81                --                 --             81
                 -----              ----               ----          -----
        TOTAL    1,662                62                 64          1,788
                 =====              ====               ====          =====

     The Company's principal executive offices occupy approximately 10,000 square feet of space owned by the Company in Albuquerque, New Mexico. The Company's principal office space is subject to a mortgage which matures on January 29, 2000 and the principal balance of which accrues interest at the respective bank's prime rate (8.25% at January 31, 1997). In addition, the Company owns outdoor advertising production plant and warehouse facilities consisting of approximately 10,000 square feet in Albuquerque, New Mexico and a central warehouse and distribution facility occupying 27,000 square feet in Las Cruces, New Mexico. The Las Cruces property is subject to two mortgages which mature on October 4, 2000 and May 13, 2003 and each accrues interest on the unpaid principal balance thereof at a rate of 10% per annum. The Company believes that its headquarters and warehouse facilities are adequate for its operations for the foreseeable future.

     The Company owns general and limited partnership interests in two New Mexico limited partnerships, and owns a pecan orchard. One of the partnerships owns and operates an apartment building in Las Cruces, New Mexico, and the second partnership owns an unencumbered parcel of undeveloped land located outside of Las Cruces, New Mexico held primarily for investment purposes. The apartment building is subject to a 35-year mortgage which matures in 2031, has an outstanding principal amount of approximately $1.1 million at January 31, 1997, and accrues interest at a rate of 8.125% per annum. Subsequent to year end, the operations of the pecan orchard were leased to an unrelated third party. None of these investments has had a material effect on the Company's business or results of operations and the Company's management does not expect them to have such effect in the future. Until recently, the Company also owned a majority of the voting stock of Dragoon Water Company, an Arizona corporation ("Dragoon"). The voting stock of Dragoon was purchased by the Company in order to ensure the provision of water utilities to one of the Company's largest travel centers. The Company sold its shares of stock in Dragoon as of October 1, 1996, pursuant to an agreement which ensures the continued provision of necessary water utilities following the sale. Neither the sale nor the operation of Dragoon were material to the Company.
                                       13

ITEM 3. LEGAL PROCEEDINGS

     The Company from time to time is involved in litigation in the ordinary course of business, including disputes involving advertising contracts, site leases, employment claims and construction matters. The Company is also involved in routine administrative and judicial proceedings regarding billboard permits, fees and compensation for condemnations. The Company is not a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of security holders in the fourth quarter of fiscal 1997.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted on the NASDAQ National Market under the symbol "BWLN." On April 21, 1997, there were approximately 30 holders of record of the Company's Common Stock. The following table sets forth the quarterly high and low bid prices for the Company's Common Stock. These prices reflect inter-dealer prices and do not include adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

Fiscal Year Ended
January 31, 1997                       High                       Low
----------------                       ----                       ---
Fiscal Quarter Ended 1/31*           $ 8.8750                  $ 7.3125

*Reflects trading from December 17, 1996, through January 31, 1997.

     The Company paid cash dividends of approximately $50,600 and $60,300 in fiscal years 1997 and 1996, respectively. However, since the completion of its IPO in December, 1996, the Company has not declared or paid any cash dividends on its Common Stock, and the present policy of the Board of Directors is to retain any earnings to provide for the Company's growth. Any future determination to pay dividends will be at the discretion of the Board of Directors, and dependent upon the Company's financial condition, results of operation, capital requirements and such other factors as the Board of Directors deems relevant.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following is a discussion of the consolidated financial condition and results of operations of the Company as of and for the two fiscal years ended January 31, 1997 and 1996. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the related Notes thereto included elsewhere in this Form 10-KSB. References herein to specific years refer to the Company's fiscal year ending January 31 of such year.

     The Company operates in two industry segments, travel centers and outdoor advertising. In order to permit a meaningful evaluation of the Company's performance in each of its operating segments, the Company has presented selected operating data which separately sets forth the revenues, expenses and operating income attributable to each segment, and also separately sets forth the corporate expenses of the Company which are not properly allocable to either of the Company's segments for purposes of determining their respective operating income. The discussion of results of operations which follows compares such selected segment operating data and corporate expense data for the fiscal periods presented.

RESULTS OF OPERATIONS

     The following table presents certain income and expense items derived from the Consolidated Statements of Income for the years ended January 31:

                                           1997           1996     % incr/(decr)
                                           ----           ----     -------------

TRAVEL CENTERS
  Gross revenues                      $ 21,691,899   $ 20,467,455         6.0%
  Discounts on sales                       303,000        292,484         3.6%
                                           -------        -------
  Net revenues                          21,388,899     20,174,971         6.0%
  Cost of sales                         14,234,760     12,995,314         9.5%
                                        ----------     ----------
                                         7,154,139      7,179,657        (0.4%)
  General & administrative expenses      5,280,954      5,462,067        (3.3%)
  Depreciation and amortization            362,803        434,195       (16.4%)
                                           -------        -------
  Operating income                       1,510,382      1,283,395        17.7%

OUTDOOR ADVERTISING
  Revenues                               3,459,032      2,769,713        24.9%
  Operating expenses:
  Direct operating expenses              2,105,615      2,007,422         4.9%
  General & administrative expenses        368,564        344,030         7.1%
  Depreciation and amortization            281,899        261,413         7.8%
                                           -------        -------
  Operating income                         702,954        156,848       348.2%

CORPORATE AND OTHER
  General & administrative expenses       (410,153)      (601,639)      (31.8%)
  Depreciation and amortization           (134,869)      (161,000)      (16.2%)
  Interest expense                        (677,746)      (611,590)       10.8%
  Other income, net                        518,113        570,422        (9.2%)
                                           -------        -------

INCOME BEFORE TAXES                      1,508,681        636,436       137.1%

INCOME TAXES                               603,472        252,817       138.7%
                                           -------        -------

NET INCOME                               $ 905,209      $ 383,619       136.0%
                                         =========      =========

COMPARISON OF THE FISCAL YEARS ENDED JANUARY 31, 1997 AND JANUARY 31, 1996.

     TRAVEL CENTERS. Gross sales at the Company's travel centers increased 6.0% to $21.7 million for fiscal 1997 from $20.5 million for fiscal 1996. This increase includes a 19.1% increase in gasoline sales to $11.6 million in fiscal 1997 from $9.7 million in fiscal 1996 as a result of increases in sales volume and retail prices. This increase was partially offset by declines in merchandise and restaurant sales of 6.8% and 8.2%, respectively. The decline of merchandise was attributable in part to a statewide ban on the sale of fireworks in the State of New Mexico from May 23, 1996, to July 2, 1996. During the period of the ban, fireworks sales declined by $140,000 as compared to the same fiscal period in 1996. The ban also contributed to the decline in other merchandise areas and restaurant sales. The decrease in restaurant sales also reflects the Company's decision in July 1995 to close its Lordsburg, New Mexico, restaurant and lease the facility to an unrelated third party. Sales for the restaurant were approximately $105,000 for the period in fiscal 1996 when such restaurant was open. In March of 1997, the legislature of the State of New Mexico approved a bill that removed the State's authority to enact future bans on sales of fireworks by passing such authority to local municipalities.

     In addition, the Company believes that merchandise and restaurant sales were adversely affected by construction of new canopies and above ground tank storage facilities to meet federally mandated regulations for 1998. The Company has completed all but three of such conversions and looks forward to sales returning to normal levels at the completed facilities.

     Cost of goods sold for the travel centers increased 9.5% to $14.2 million in fiscal 1997 from $13.0 million for fiscal 1996. As a percentage of gross sales, cost of goods sold increased to 65.6% from 63.5%, for the respective fiscal periods.

     General and administrative expenses for travel centers consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses for the travel centers decreased 3.3% to $5.3 million for the fiscal year ended January 31, 1997 from $5.5 million for the fiscal year ended January 31, 1996. The decrease is primarily attributable to the Company's decision not to pay discretionary cash bonuses to management in fiscal 1997, resulting in the absence of any cash bonuses accrued for the year ended January 31, 1997. In comparison, the Company accrued $300,000 during the same period in fiscal 1996 for discretionary cash bonuses paid to management.

     Other increases in general and administrative expenses for travel centers were attributable to an overall increase in hourly wage rates for travel center personnel and certain costs related to image upgrades that were not capitalized as building improvements. In addition, the Company expanded its middle management team to include three Area supervisors and a Petroleum Manager.

     Depreciation and amortization expense decreased by 16.4% to $363,000 for the fiscal year ended January 31, 1997 from $434,000 for the fiscal year ended January 31, 1996. The decrease was primarily attributable to the Company's decision to depreciate certain assets on a straight line basis rather than by accelerated methods used previously. In addition, during fiscal 1997, management extended the useful lives of certain existing assets.

     The above factors contributed to an increase in travel center operating income of 17.7% to $1.5 million for the fiscal year ended January 31, 1997 as compared to $1.3 million for the fiscal year ended January 31, 1996.

     OUTDOOR ADVERTISING. Gross income from the Company's outdoor advertising increased 24.9% to $3.5 million for fiscal 1997 from $2.8 million in fiscal 1996. The increase was primarily attributable to increased construction of advertising displays, increases in rates and small acquisitions of outdoor advertising displays in New Mexico.

     Operating expenses related to outdoor advertising consist of direct advertising expenses, which include rental payments to property owners for the use of land on which advertising displays are located, production expenses and selling expenses. Production expenses include salaries for operations personnel and real estate representatives, property taxes, materials and repairs and maintenance of advertising displays. Selling expenses consist primarily of salaries and commissions for salespersons and travel and entertainment related to sales. Direct operating costs increased 4.9% to $2.1 million for the fiscal year ended January 31, 1997 from $2.0 million for the same period in fiscal 1996, principally due to the addition of sales and production personnel and repairs and maintenance of advertising displays.

     General and administrative expenses for outdoor advertising consist of salaries and wages for administrative personnel, insurance, legal fees, association dues and subscriptions and other indirect operating expenses. General and administrative expenses increased 7.1% to $369,000 for the fiscal year ended January 31, 1997 from $344,000 for fiscal 1996. The increase was primarily attributable to increases in administrative personnel, insurance and legal fees. The overall increase was partially offset by a decrease in general and administrative expenses of $45,000 as a result of the decision not to pay discretionary cash bonuses to management in fiscal 1997.

     Depreciation and amortization expense increased 7.8% to $282,000 for the fiscal year ended January 31, 1997 from $261,000 for fiscal 1996, as a result of scheduled depreciation of additional display structures and machinery and equipment. Increases in depreciation expense were also partially offset by the Company's decision to depreciate certain assets on a straight-line basis rather than accelerated methods used previously.

     The above factors contributed to the increase in outdoor advertising operating income of 348.2% to $703,000 for the fiscal year ended January 31, 1997 as compared to $157,000 for the fiscal year ended January 31, 1996.

     CORPORATE AND OTHER. General and administrative expenses for corporate and other operations of the Company consist primarily of executive and administrative compensation and benefits and accounting and legal fees. General and administrative expenses decreased 31.8% to $410,000 for the fiscal year ended January 31, 1997 from $602,000 for the fiscal year ended January 31, 1996, primarily as a result of management's decision not to pay discretionary cash bonuses for the fiscal year ended January 31, 1997. As such, no accrual for discretionary cash bonuses has been accounted for during the fiscal year ended January 31, 1997. Of the $602,000 of general and administrative expenses for the year ended January 31, 1996, $155,000 was accrued for discretionary cash bonuses.

     In addition, for the fiscal year ending January 31, 1998, the Company's President and its Chief Operating Officer have elected to accept annual base salaries of $127,530 and $91,000, respectively, which salaries are less than the $195,000 and $145,000 salaries provided for in their respective employment agreements, which agreements became effective February 1, 1997.

     Depreciation and amortization expenses for the Company's corporate and other operations consist of depreciation associated with the corporate headquarters, furniture and fixtures related thereto and its subsidiary. Depreciation and amortization decreased 16.2% to $135,000 for fiscal 1997 as compared to $161,000 for fiscal 1996. The decrease is primarily attributable to the Company's decision to depreciate certain assets on a straight-line basis rather than by accelerated methods used previously. Decreases were offset by scheduled depreciation of fixed assets.

     Interest expense increased 10.8% to $678,000 for the fiscal year ended January 31, 1997 from $612,000 for the fiscal year ended January 31, 1996, as a result of borrowings to fund outdoor advertising expansion and the conversion of travel centers to gasoline dispensing equipment to CITGO stations.

     Income before taxes increased 137.1% to $1.5 million for the fiscal year ended January 31, 1997 from $636,000 for the fiscal year ended January 31, 1996. As a percentage of gross revenues, income before taxes increased to 6.0% for the fiscal year ended 1997 from 2.7% for the same fiscal period 1996.

     Income taxes were $603,000 for the fiscal year ended January 31, 1997 as compared to $253,000 for the fiscal year ended January 31, 1996, as a result of higher pre-tax income.

     The foregoing factors contributed to the Company's increase in net income for the fiscal year ended January 31, 1997 to $905,000 as compared to $384,000 for the fiscal year ended January 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     At January 31, 1997, the Company had working capital of $9.3 million and a current ratio of 5.00:1, compared to working capital of $1.8 million and a current ratio of 1.65:1 at January 31, 1996. The net cash provided by operating activities decreased to $440,000 from $1,242,000 for the fiscal years ended January 31, 1997 and 1996, respectively. The decrease was due primarily to an increase in inventory levels of $800,000 and a decrease in accounts payable and accrued liabilities of $245,000. The increase in inventory levels in fiscal 1997 was primarily attributable to the relocation and expansion of the Company's warehouse facility in Las Cruces, New Mexico. The Company increased its warehouse space approximately four-fold and therefore, improved its ability to provide goods to its travel center operations in a more timely and cost efficient manner. These changes were partially offset by an increase in net income of $522,000 for the fiscal year ended January 31, 1997.

     Net cash used in investing activities increased to $1,856,000 in fiscal 1997 from $1,453,000 in fiscal 1996. The increase is due primarily to an increase in purchases of property and equipment of $655,000 over that of the prior fiscal year and net disbursements on notes receivable of $97,000. These increases were offset by an increase in proceeds from the sale of certain assets of $353,000.

     Net cash provided by financing activities increased to $7,333,000 in fiscal 1997 from $428,000 in fiscal 1996. The increase is primarily due to the net proceeds from the Company's IPO in December 1996 of $7,431,000. The Company also received proceeds from the issuance of Common Stock prior to its IPO of $222,000 and paid dividends of $50,600 for the fiscal year ended January 31, 1997. Following the IPO, the Company paid down approximately $1.5 million of its existing debt. Other increases in the Company's long-term debt were a result of the Company's continued expansion of its outdoor advertising operations through development and acquisition and the financing of property and equipment purchases prior to the IPO.

     As of January 31, 1997, the Company was indebted to various banks and individuals in an aggregate principal amount of approximately $6.7 million under various loans and promissory notes. Many of the loans and promissory notes are secured by land, buildings, equipment, billboards and inventories of the Company. The loans and promissory notes mature at dates from June 5, 1997 to September 30, 2031 and accrue interest at rates ranging from 8.125% to 12% per annum. At January 31, 1997, the Company had two revolving lines of credit with aggregate principal commitments of $1,000,000 and $150,000, respectively. As of January 31, 1997, none was outstanding under either commitment. In August, 1996, the Company borrowed approximately $535,000 to refinance certain loans from its stockholders. The loan was paid off in its entirety as of January 31, 1997.

     The Company made capital expenditures of approximately $2.1 million and $1.5 million during fiscal years ended 1997 and 1996, respectively. These expenditures were made primarily for upgrades to the Company's travel centers, including the new warehouse facility, and for the construction and acquisition of additional billboard structures. During the next twelve months, the Company anticipates incurring capital expenditures of approximately $2.4 million related to travel center operations. Included in the $2.4 million is approximately $280,000 for the removal and replacement of underground fuel storage facilities, $1.75 million to remodel two existing facilities and develop one new facility and approximately $330,000 for upgrades and improvements to several other existing travel centers. With regard to outdoor advertising operations, the Company has plans to build 150 new billboard structures during the fiscal year ending January 31, 1998, at a cost of approximately $900,000.

     As of January 31, 1997, approximately $4.3 million of the Company's total indebtedness accrued interest at variable rates tied to the respective bank's prime lending rate. As such, the Company is subject to fluctuations in interest rates that could have a negative impact on the net income of the Company. In addition, it is likely that future indebtedness incurred by the Company will be at variable rates which could impact the Company's ability to consummate significant acquisitions in the future.

     On April 1, 1997, the Company acquired all of the assets and assumed certain liabilities of the outdoor advertising division of The McCarty Company (known as Pony Panels) for $4.2 million of cash. The consideration paid by the Company was funded by working capital ($1.7 million of IPO proceeds) and $2.5 million of bank debt. The bank debt was provided by Norwest Bank Minnesota, N.A. at the bank's then prevailing prime rate (8.5% at closing) and has a maturity date of April 2, 2007. The bank debt is subject to certain financial and other restrictive covenants.

     The Company is currently negotiating with its primary lenders to secure additional lines of credit at amounts greater than its current capacities. The Company believes that the remaining net proceeds from the IPO, internally generated funds and funds available under current and future lines of credit will be sufficient to satisfy all debt service obligations and finance its current operations and anticipated capital expenditures for at least the next twelve months.

     Although the Company does not have any agreements in place, it is currently negotiating with three independent parties for the acquisition of outdoor advertising assets and one independent party for the purchase of three travel centers. The Company does not believe that any of these acquisitions are probable and the Company has not executed a letter of intent or other agreement, binding or non-binding, to make such acquisitions. Any such acquisition would be subject to the negotiation and execution of definitive agreements, appropriate financing arrangements, performance of due diligence, approval of the Company's Board of Directors, receipt by the Company of unqualified audited financial statements, and the satisfaction of other customary closing conditions, including the receipt of third party consents. The Company would likely finance any such acquisitions with cash, additional indebtedness or a combination of the two. To the extent that any such acquisition would be paid for by the Company in cash, the Company could decide to use a portion of the remaining net proceeds from the IPO, use funds from its ongoing operations, seek additional financing from a commercial lender or some combination of the foregoing. Any commercial financing obtained for purposes of acquiring additional assets is likely to impose certain financial and other restrictive covenants upon the Company and increase the Company's interest expense.

RECENT ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes new standards for computing and presenting earnings per share ("EPS"). Specifically, SFAS 128 replaces the currently required presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted. Pro forma EPS computed under SFAS 128 would have been the same as reported in the Financial Statements included herein and management believes the application of SFAS 128 will not have a material effect on the Company's future financial statements.

RISK FACTORS

     The Company does not provide forecasts of potential future financial performance. While the Company's management is optimistic about the Company's long-term prospects, the following issues and uncertainties, among others should be considered in evaluating its growth outlook.

     No Assurance of Successful Expansion. The Company intends to open new travel centers, expand its outdoor advertising operations and implement gasoline wholesaling activities. Although the Company's existing operations are based primarily in the Southwest, the Company's current expansion plans include consideration of acquisition opportunities in both the Southwest and other geographic regions of the United States. However, there can be no assurance that suitable acquisitions can be identified, and the Company is likely to face competition from other companies for available acquisition opportunities. Any such acquisition would be subject to negotiation of definitive agreements, appropriate financing arrangements and performance of due diligence. There can be no assurance that the Company will be able to complete such acquisitions, obtain acceptable financing, or any required consents of its bank lenders or that such acquisitions that are completed can be integrated successfully into the Company's existing operations. The success of the Company's expansion program will depend on a Company's existing operations. The success of the Company's expansion program will depend on a number of factors, including the availability of sufficient capital, the identification of appropriate expansion opportunities, the Company's ability to attract, train and retain qualified employees and management, the continuing profitability of existing operations, the successful management of planned growth and the ability of the Company to operate new travel centers and outdoor advertising operations and implement its new gasoline wholesaling activities in a profitable manner. There can be no assurance that the Company will achieve its planned expansion or that any expansion will be profitable. See "BUSINESS -Growth Strategy."

     Need for Additional Financing. In order to successfully implement the Company's growth strategy, the Company may need to seek additional financing from external sources. Based on the Company's past history, the Company has been able to secure financing for the acquisition of additional assets form commercial lenders in amounts ranging from 75% up to 100% of the fair market value of the acquired assets. However, there can be no assurance that such additional financing will be available in the future, or that if available, it will be on terms acceptable to the Company. In addition the Company anticipates that any financing which it does secure may impose certain financial and other restrictive covenants upon the Company and its operations. Furthermore, there can be no assurance that the Company will be able to integrate successfully any acquired companies or assets into its existing operations, which could increase the Company's operating expenses in the short-term and materially and adversely affect the Company's results of operations. Moreover, any acquisition by the Company may result in potentially dilutive issuances of equity or debt securities, the incurrence of additional debt, and amortization of expenses related to goodwill and intangible assets, all of which could adversely affect the Company's profitability. Acquisitions involve numerous risks, such as the diversion of the attention of the Company's management from other business concerns, the entrance of the Company into markets in which it has had no or only limited experience, and the potential loss of key employees of the acquired company, all of which could have a material adverse effect on the Company's business, financial condition, and results of operations.

     Dependence on Third Party Relationships. The Company is dependent on a number of third party relationships pursuant to which it offers brand name and other products at its travel centers. These brand name relationships include the

Company's distributorship relationship with CITGO, as well as its existing franchise agreements with Dairy Queen/Brazier and Stuckey's. The Company's existing operations and plans for future growth anticipate the continued existence of such relationships. There can be no assurance that the agreements that govern these relationships will not be terminated. In addition, several of these agreements contain provisions that prohibit the Company from offering additional products or services which are competitive to those of its suppliers. Although the Company does not currently anticipate having to forego a significant business opportunity in order to comply with such agreements, there can be no assurance that adherence to these existing agreements will not prevent the Company from pursuing opportunities that management would otherwise deem advisable. The Company also relies upon several at will relationships with various third parties for much of its souvenir and gift merchandise. Although the Company believes it has good relationships with its suppliers, there can be no assurance that the Company will be able to maintain relationships with suppliers of suitable merchandise at appropriate prices and in sufficient quantities. See "BUSINESS - Business Operations."

     Possible Adverse Impact of Competition. The Company's travel centers face competition from major and independent oil companies; independent service station operators; national and independent operators of restaurants, diners and other eating establishments; and national and independent operators of convenience stores and other retail outlets. In its outdoor advertising operations, the Company faces competition for advertising revenues from other outdoor advertising companies, as well as from other media such as radio, television, print media and direct mail marketing. The Company also competes with a wide variety of other out-of-home advertising media, the range and diversity of which has increased substantially over the past several years, including advertising displays in shopping centers and malls, airports, stadiums, movie theaters and supermarkets. Some of the Company's competitors, including major oil companies and convenience store operators, are substantially larger, better capitalized and have greater name recognition and access to greater resources than the Company. There can be no assurance that the Company's travel centers and outdoor advertising operations will be able to compete successfully in their respective markets in the future. See "BUSINESS Competition."

     Seasonality and Other Factors; Quarterly Fluctuations. The travel center portion of the Company's business is somewhat seasonal, and revenues may be affected by many factors, including weather, holidays and the price of alternative travel modes. The Company's revenues and earnings may experience substantial fluctuations from quarter to quarter.

     Potential Adverse Effects of Government Regulation of Travel Centers. Each of the Company's food service operations is subject to licensing and regulation by a number of governmental authorities, including regulations relating to health, safety, cleanliness and food handling, as well as federal and state laws governing such matters as working conditions, overtime and tip credits and minimum wages. The Company's travel center operations are also subject to extensive laws and regulations governing the sale of alcohol and tobacco, and fireworks in its New Mexico travel centers. Such regulations include certain mandatory licensing procedures and the ongoing compliance measures, as well as special sales tax measures. In May, June and July of 1996, the state of New Mexico issued a temporary ban on the sale of fireworks because of the extreme fire hazard caused by drought conditions in that state. As a result of the ban, the Company's revenues from its travel center operations decreased. Although such a ban was unprecedented, similar bans could be imposed in the future. In March 1997, the legislature of the State of New Mexico approved a bill that removed the state's authority to enact future bans on sales of fireworks by passing such authority to local municipalities. The Company believes that its operations at its fourteen travel centers and one free-standing Dairy Queen/Brazier restaurant comply in all material respects with all applicable licensing and regulatory requirements. However, any failure to comply with applicable regulations, or the adoption of additional regulations or changes in existing regulations could impose additional compliance costs on the Company, require a cessation of certain activities or otherwise have a material adverse effect on the Company's business and results of operations. See "BUSINESS -
Regulation."                           21

     Environmental Risks. The Company is subject to federal, state and municipal laws and regulations governing the use, storage, handling and disposal of its petroleum products. Specifically, the federal government has recently issued more stringent regulations governing the storage of petroleum products with which the Company is required to comply by December 1998. Although the Company believes that its activities comply with the current standards prescribed by law and the Company has already substantially completed certain renovations of its facilities to satisfy the federal government's recently enacted regulations, the risk of accidental contamination to the environment or injury can not be eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the available resources of the Company. In addition, the Company could be required to incur significant costs to comply with environmental laws and regulations which may be enacted in the future. See "BUSINESS - Regulation."

     Potential Adverse Effects of Government Regulation of Outdoor Advertising. Outdoor advertising displays are subject to regulation by federal, state, and local governmental agencies. These regulations, in some cases, limit the height, size and location of billboards and, in limited circumstances, regulate the content of the advertising copy displayed on the billboards, particularly with respect to tobacco advertising. Some governmental regulations prohibit the construction of new billboards or the replacement, relocation, enlargement or upgrading of existing structures. Some cities have adopted amortization ordinances under which, after the expiration of a specified period of time, billboards must be removed at the owner's expense and without the payment of compensation. Due to the location of its billboard structures outside smaller metropolitan and rural areas, the Company has not been materially affected by such ordinances to date. However, there can be no assurance that the Company's billboard structures will not become subject to similar ordinances in the future. Ordinances requiring the removal of a billboard without compensation, whether through amortization or otherwise, are being challenged in various state and federal courts with conflicting results. Although, to date, the Company has been adequately compensated for any of its structures removed at the direction of governmental authorities, future changes in such regulations as well as others applicable to the Company's outdoor advertising operations could have a material adverse effect on the Company's business and results of operations.

OTHER UNCERTAINTIES

     Other operating, financial or legal risks or uncertainties are discussed in this Form 10-KSB in specific context and the Company is subject to the financial or legal risks or uncertainties discussed in other documents filed by the Company with the Securities and Exchange Commission. In addition, the Company is, of course, also subject to general economic risks, and other risks and uncertainties.

ITEM 7. FINANCIAL STATEMENTS

     Following on next page.

                                     BOWLIN

                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                        Consolidated Financial Statements

                            January 31, 1997 and 1996

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors
BOWLIN Outdoor Advertising
& Travel Centers Incorporated:


We have audited the accompanying consolidated balance sheets of BOWLIN Outdoor Advertising & Travel Centers Incorporated and subsidiaries as of January 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BOWLIN Outdoor Advertising & Travel Centers Incorporated and subsidiaries as of January 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                                     KPMG Peat Marwick LLP


Albuquerque, New Mexico
March 28, 1997

                                                       BOWLIN
                                        OUTDOOR ADVERTISING & TRAVEL CENTERS
                                            INCORPORATED AND SUBSIDIARIES

                                             Consolidated Balance Sheets

                                              January 31, 1997 and 1996

                         Assets                                                   1997              1996
                         ------                                                   ----              ----
Current assets:
     Cash and cash equivalents                                               $  7,518,971         1,601,830
     Accounts receivable, net                                                     365,424           193,982
     Notes receivable - related parties, current maturities (note 2)               20,021            10,012
     Notes receivable, current maturities (note 2)                                  6,169             2,762
     Inventories                                                                3,202,191         2,403,020
     Prepaid expenses                                                             417,375           328,576
     Other current assets                                                          48,147             6,288
                                                                             ------------      ------------
                      Total current assets                                     11,578,298         4,546,470
                                                                             ------------      ------------
Investment and long-term receivables:
     Investment in partnership                                                     12,763            16,259
     Notes receivable - related parties, less current maturities (note 2)          30,024             -
     Notes receivable, less current maturities (note 2)                            65,953            12,838
                                                                             ------------      ------------
                      Total investment and long-term receivables                  108,740            29,097

Property and equipment, net (notes 3, 5 and 6)                                  9,970,546         8,910,470

Deferred charges, net                                                              83,888             -

Franchise fees, at cost less accumulated amortization of $108,255 and
     $97,691 at January 31, 1997 and 1996, respectively                           101,245           111,809
                                                                             ------------      ------------
                      Total assets                                           $ 21,842,717        13,597,846
                                                                             ============      ============

                  Liabilities and Stockholders' Equity

Current liabilities:
     Short-term borrowing, bank (note 5)                                     $      -               149,000
     Accounts payable                                                           1,197,428         1,177,878
     Long-term debt, current maturities (note 6)                                  576,186           768,929
     Accrued liabilities                                                          399,223           663,762
     Income taxes payable                                                         145,072             -
                                                                             ------------      ------------
                      Total current liabilities                                 2,317,909         2,759,569

Deferred income taxes (note 9)                                                     42,600             -

Long-term debt, less current maturities (note 6)                                6,118,406         5,808,503
                                                                             ------------      ------------
                      Total liabilities                                         8,478,915         8,568,072
                                                                             ------------      ------------
Minority interest                                                                 205,366           226,591
                                                                             ------------      ------------


Stockholders' equity:
     Common stock, $.001 par value; authorized 100,000,000
        shares; outstanding 4,384,848 and 3,050,427 shares at
        January 31, 1997 and 1996, respectively (note 7)                            4,385             3,051
     Additional paid-in capital                                                11,604,303         3,806,220
     Retained earnings                                                          1,549,748           993,912
                                                                             ------------      ------------
                      Total stockholders' equity                               13,158,436         4,803,183

Commitments and contingencies (notes 10 and 11)
                                                                             ------------      ------------
                      Total liabilities and stockholders' equity             $ 21,842,717        13,597,846
                                                                             ============      ============

See accompanying notes to consolidated financial statements.
                                                         26



                                                       BOWLIN
                                        OUTDOOR ADVERTISING & TRAVEL CENTERS
                                            INCORPORATED AND SUBSIDIARIES

                                          Consolidated Statements of Income

                                        Years ended January 31, 1997 and 1996



                                                                                  1997             1996
                                                                                  ----             ----

Gross sales                                                                  $ 25,150,931        23,237,168

Less discounts on sales                                                           303,000           292,484
                                                                             ------------      ------------
                      Net sales                                                24,847,931        22,944,684

Cost of goods sold                                                             16,340,375        15,002,736
                                                                             ------------      ------------
                      Gross profit                                              8,507,556         7,941,948
                                                                             ------------      ------------

General and administrative expenses                                            (6,115,350)       (6,407,736)

Other income                                                                      379,228           489,653

Depreciation and amortization                                                    (779,571)         (856,608)
                                                                             ------------      ------------
                      Operating income                                          1,991,863         1,167,257
                                                                             ------------      ------------

Other income (expense):
     Interest income                                                              138,885            85,147
     Gain (loss) on sale of property and equipment                                 55,679            (4,378)
     Interest expense                                                            (677,746)         (611,590)
                                                                             ------------      ------------
                      Total other income (expense), net                          (483,182)         (530,821)
                                                                             ------------      ------------
                      Income before income taxes                                1,508,681           636,436

Income taxes (note 9)                                                             603,472           252,817
                                                                             ------------      ------------

Net income                                                                   $    905,209           383,619
                                                                             ============      ============

Earnings per common and common equivalent share                              $        .26               .11
                                                                             ============      ============


See accompanying notes to consolidated financial statements.



                                                            BOWLIN
                                             OUTDOOR ADVERTISING & TRAVEL CENTERS
                                                 INCORPORATED AND SUBSIDIARIES

                                        Consolidated Statements of Stockholders' Equity

                                         For the years ended January 31, 1997 and 1996



                                                                    Common    Additional
                                                      Number        stock,     paid-in     Retained
                                                      of shares     at par     capital     earnings       Total
                                                      ---------     ------     -------     --------       -----

Balance at January 31, 1995                           2,826,767    $ 2,827    3,451,344    1,038,696    4,492,867

Net Income                                                -           -           -          383,619      383,619
Cash dividends on common
      stock, $.02 per share                               -           -           -          (60,287)     (60,287)
Stock dividends issued on common stock
      and sale of fractional shares                     232,522        233      368,937     (368,116)       1,054
Purchase of 42 shares of common stock                    (8,862)        (9)     (14,061)       -          (14,070)
                                                      ---------    -------    ---------     --------      -------
Balance at January 31, 1996                           3,050,427      3,051    3,806,220      993,912    4,803,183

Net income                                                -           -           -          905,209      905,209
Cash dividends on common
      stock, $.02 per share                               -           -           -          (50,600)     (50,600)
Stock dividends issued on common stock
      and sale of fractional shares                     191,799        192      301,596     (298,773)       3,015
Issuance of common stock                                141,159        141      221,967        -          222,108
Redemption of previously issued shares  (note 7)        (98,537)       (99)    (154,945)       -         (155,044)
Contributed services                                      -           -         155,044        -          155,044
Initial pubic offering of common stock, net of
      expenses                                        1,100,000      1,100    7,274,421        -        7,275,521
                                                      ---------      -----    ---------     --------    ---------

Balance at January 31, 1997                           4,384,848    $ 4,385   11,604,303    1,549,748   13,158,436
                                                      =========    =======   ==========    =========   ==========


See accompany notes to consolidated financial statements.





                                                       BOWLIN
                                        OUTDOOR ADVERTISING & TRAVEL CENTERS
                                            INCORPORATED AND SUBSIDIARIES

                                        Consolidated Statements of Cash Flows

                                        Years ended January 31, 1997 and 1996

                                                                                  1997             1996
                                                                                  ----             ----
Cash flows from operating activities:
     Net income                                                              $    905,209           383,619
     Adjustments to reconcile net income to
        net cash provided by operating activities:
           Depreciation and amortization                                          779,571           856,608
           Income from partnership investment                                      (9,504)           (1,737)
           Loss (gain) on sale of property and equipment                          (55,679)            4,378
           Deferred income taxes                                                   42,600             -
           Changes in operating assets and liabilities:
               Accounts receivable                                               (171,442)          (65,923)
               Inventories                                                       (799,171)         (379,907)
               Prepaid expenses and other current assets                         (130,658)          (62,579)
               Accounts payable and accrued liabilities                          (244,989)          526,614
               Income taxes payable                                               145,072            (4,997)
               Minority interest                                                  (21,225)          (14,090)
                                                                             ------------      ------------
                   Net cash provided by operating activities                      439,784         1,241,986
                                                                             ------------      ------------
Cash flows from investing activities:
     Capital received from (contributed to) partnership                            13,000              (875)
     Proceeds from sale/condemnation of assets                                    376,973            24,230
     Purchases of property and equipment                                       (2,149,471)       (1,494,717)
     Disbursements on notes receivable                                           (195,813)            -
     Collections on notes receivable                                               99,258            18,746
                                                                             ------------      ------------
                           Net cash used in investing activities               (1,856,053)       (1,452,616)
                                                                             ------------      ------------
Cash flows from financing activities:
     Payments on short-term borrowings                                           (149,000)            -
     Payments on long-term debt                                                (4,660,892)         (805,049)
     Payments for debt issuance costs                                             (84,794)            -
     Proceeds from borrowings                                                   4,778,052         1,306,100
     Proceeds from issuance of common stock                                       222,108             -
     Redemption of previously issued shares                                      (155,044)            -
     Proceeds from sale of fractional shares of common
        stock sold in conjunction with stock dividend                               3,015             1,054
     Treasury stock acquisition                                                     -               (14,070)
     Dividends paid                                                               (50,600)          (60,287)
     Proceeds from initial public offering of common stock                      8,800,000             -
     Payment of registration costs associated with initial public
        offering of common stock                                               (1,369,435)            -
                                                                             ------------      ------------
                           Net cash provided by financing activities            7,333,410           427,748
                                                                             ------------      ------------

Net increase in cash and cash equivalents                                       5,917,141           217,118

Cash and cash equivalents at beginning of period                                1,601,830         1,384,712
                                                                             ------------      ------------
Cash and cash equivalents at end of period                                    $ 7,518,971         1,601,830
                                                                             ============      ============
See accompanying notes to consolidated financial statements.
                                                    29

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            January 31, 1997 and 1996

(1)    Summary of Significant Accounting Policies

       (a)     Description of Business

              BOWLIN Outdoor Advertising & Travel Centers Incorporated and subsidiaries (the Company) are located in Albuquerque, New Mexico. On August 28, 1996, BOWLIN Outdoor Advertising & Travel Centers, Inc. (BOATC) was incorporated in the state of Nevada. BOATC's articles of incorporation authorize 10,000,000 shares of preferred stock ($.001 par value) which can be issued at the discretion of the Board of Directors. Pursuant to an agreement and plan of merger effective September 27, 1996, BOWLIN'S, Inc. (BI), which was incorporated in the state of New Mexico on February 20, 1953, was merged with and into BOATC. Under the terms of the agreement, BI shareholders received 211 of the Company's shares for each BI share. Accordingly, the Company issued approximately 3.4 million shares of its common stock for all the outstanding shares of BI stock and all references to the number of shares of common stock have been retroactively restated to reflect the exchange for all periods presented. The transaction has been accounted for in a manner similar to a pooling of interests.

              The Company's principal business activities include the operation of full-service travel centers and restaurants which offer brand name food and gasoline and a unique variety of Southwestern merchandise to the traveling public in the Southwestern United States. In addition to the travel centers, the Company operates outdoor billboard advertising displays which are situated on interstate highways, primarily in the Southwestern United States.

              Dragoon Water Company, Inc. (Dragoon), a majority owned subsidiary, was incorporated on December 12, 1962, and acquired by the Company in 1986. The Company's primary reason for purchasing Dragoon was to ensure water utilities would be provided to one of its largest retail locations in Arizona. Dragoon's fiscal year end is December 31. On October 1, 1996, the Company sold Dragoon to an unrelated third party. The sale agreement provides for the continued provision of adequate water utilities to the Company.

              The Company acquired all of the outstanding stock of another subsidiary, BMI Inc. (BMI), in November 1993. BMI's business activities have historically been the acquisition of inventory in Mexico which has been sold to the Company for the purpose of resale in the United States. BMI has a January 31 fiscal year end.

              Neither Dragoon nor BMI is considered material to the overall operations of the Company.

              The Company also holds a majority general partnership interest in the Los Cuatros Apartments Limited Partnership (Los Cuatros) together with a limited partnership interest. The partnership owns and leases an apartment complex in Las Cruces, New Mexico. The partnership was formed in January 1991 and has a December 31 fiscal year end.

                                       30                            (Continued)

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       (b)     Use of Estimates

               Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

       (c)     Principles of Consolidation

               The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiary BMI and its majority owned subsidiaries Dragoon and Los Cuatros. All material intercompany transactions have been eliminated or disclosure has been made of the effect of intervening events from December 31 to January 31, if any, related to the differing fiscal year ends for Dragoon and Los Cuatros.

       (d)     Cash and Cash Equivalents

               The Company considers all liquid investments with a maturity of three months or less when purchased to be cash equivalents.

       (e)     Accounts Receivable and Allowance for Doubtful Accounts

               Trade receivables are stated at face amount less the related allowance for doubtful accounts.

       (f)     Financial Instruments

               Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures About Fair Value of Financial Instruments, requires the fair value of financial instruments be disclosed. The
               Company's financial instruments are cash and cash equivalents, accounts receivable, notes receivable, accounts payable, short-term borrowings, and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, short-term borrowings, and long-term debt approximate fair value.

       (g)     Inventories

               Inventories consist primarily of merchandise and gasoline for resale and are stated at the lower of cost or market value, with cost being determined using the first-in, first-out (FIFO) method.

       (h)     Property and Equipment

               Property and equipment are carried at cost. Maintenance and repairs, including the replacement of minor items, are expensed as incurred, and major additions to property and equipment are capitalized. Depreciation is provided by the Company using primarily straight-line, as well as accelerated methods.

                                       31                            (Continued)

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       (i)     Franchise Fees

               Franchise fees are amortized on a straight-line basis over the shorter of the life of the related franchise agreements or the periods estimated to be benefited, ranging from 15-25 years.

       (j)     Sales and Cost Recognition

               Sales of merchandise are recognized at the time of sale and the associated costs of the merchandise are included in cost of sales. Revenues from rental of billboard space are accounted for as operating leases with rental assets recorded at cost less accumulated depreciation and rental income is recorded ratably over the life of the lease contract.

       (k)     Stock Option Plan

               The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On February 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide proforma net income and proforma earnings per share disclosures for employee stock option grants made in 1997 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No.
               123.

       (l)     Impairment of Long-lived  Assets and Long-lived  Assets to Be
               Disposed Of

               The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of, on February 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount of fair value less costs to sell. Adoption of this statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

                                       32                            (Continued)

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


        (m)    Reclassification

               Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

        (n)    Earnings Per Common and Common Equivalent Share

               Earnings per common and common equivalent share are computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period presented.

               The number of shares used in the earnings per share computations are as follows for the years ended January 31:

                                                          1997           1996
                                                          ----           ----
               Weighted average common and common
                    equivalent shares outstanding       3,440,557      3,360,599
                                                        =========      =========

(2)    Notes Receivable

       Notes receivable consist of the following at January 31:

                                                                                                1997       1996
                                                                                               ------     ------
       Related parties:
              Stockholder, due April 1997, plus interest at 7%, unsecured                    $ 10,012     10,012
              Employees, receivable in annual installments totaling
                 $10,008 plus interest at 10%, unsecured                                       40,033        -
                                                                                               ------      -----
                           Subtotal                                                            50,045     10,012
              Less current maturities                                                          20,021     10,012
                                                                                               ------     ------

                                                                                             $ 30,024        -
                                                                                               ======     ======
       Other:
              Individuals, receivable in monthly installments from $350 to $694, including interest ranging from 9% to
                 10%, secured by land                                                        $ 72,122     15,600
              Less current maturities                                                           6,169      2,762
                                                                                              -------    -------

                                                                                             $ 65,953     12,838
                                                                                               ======     ======





                                       33                            (Continued)

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(3)    Property and Equipment

       Property and equipment consist of the following at January 31:

                                                             Estimated
                                                            life (years)               1997             1996
                                                            ------------               ----             ----

       Land                                                       -                $   1,984,312       2,020,130
       Buildings and improvements                              10 - 40                 6,764,809       6,892,891
       Machinery and equipment                                  3 - 10                 4,813,546       4,110,231
       Autos, trucks and mobile homes                           3 - 10                 1,527,401       1,517,111
       Billboards on operating leases                          15 - 20                 4,657,590       3,696,682
       Billboards                                              15 - 20                   787,714         774,349
                                                               =======               -----------     -----------
                                    Subtotal, at cost                                 20,535,372      19,011,394
       Less accumulated depreciation                                                 (10,889,102)    (10,287,215)
       Construction in progress                                                          324,276         186,291
                                                                                     -----------     -----------

                                    Total property and equipment                   $   9,970,546       8,910,470
                                                                                     ===========     ===========

       During the year ended January 31, 1997, the Company determined the actual lives for approximately $467,000 of equipment were generally longer than the estimated useful lives previously established for depreciation purposes. Therefore, effective February 1, 1996, the Company extended the estimated useful lives of those assets, which are depreciated using the straight-line method, from 5 years to 15 years. The effect of this change in accounting estimate reduced depreciation expense for the year ended January 31, 1997 by $57,100 and increased net income by $34,200 ($.01 per share).

       Additionally, depreciation of all property and equipment acquired during the year ended January 31, 1997 has been computed using the straight-line method. Depreciation of property and equipment acquired in prior years was computed primarily using accelerated methods. The effect of this change reduced depreciation expense by $112,200 and increased net income by $67,300 ($.02 per share) for the year ended January 31, 1997.

 (4)   Billboard Rental Income

       Included in property and equipment in the consolidated balance sheets of the Company are billboards on operating leases. The billboards are owned by the Company and the advertising space is leased to others. See note 11 regarding land leased from others by the Company for billboard use.





                                       34                            (Continued)

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       Minimum future rental income on noncancelable billboard leases in effect as of January 31, 1997 are as follows:

                   Year ending January 31

                           1998                     $ 3,767,791
                           1999                       1,852,714
                           2000                         171,372
                           2001                          10,080
                                                    -----------

                           Total                    $ 5,801,957
                                                      =========


 (5)   Short-term Borrowing, Bank

       Short-term borrowing, bank is as follows:

                                                                                           1997            1996
                                                                                           ----            ----

       $150,000 line of credit with bank,  variable  interest payable monthly at prime rate plus 1% (8.25% at January 31,
              1997), balance due June 1997; unsecured                                  $    -            149,000
       $1,000,000 line of credit with bank, variable interest
              payable  monthly,  at prime  rate plus 1% (8.25%  at  January  31,
              1997), balance due June 1997; secured by
              billboards and inventory                                                      -                -
                                                                                         -------         -------
                               Total short-term borrowing, bank                        $    -            149,000
                                                                                         =======         =======

       The average balance outstanding on the lines of credit was approximately $166,160 and $114,000 during the fiscal years ended January 31, 1997 and 1996, respectively. The highest balances outstanding during the same periods were $951,500 and $149,000 and the average interest rate for outstanding borrowings was 9.25 and 9.75 percent, respectively.














                                       35                            (Continued)

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(6)    Long-term Debt

       Long-term debt is as follows:

                                                                                          1997             1996
                                                                                          ----             ----
       Due    bank, maturity June 2000, variable interest at prime plus 1% (9.5%
              at January 31, 1996), monthly installments of $28,831,  secured by buildings, equipment, billboards
              and inventories                                                         $     -            1,356,921
       Due bank, maturity January 2006, variable interest at base lending rate (8.25% at January 31, 1997), monthly
              installments of $21,724, secured by mortgage and deed
              of trust                                                                  1,588,087            -
       Due bank, maturity February 2003, variable interest at base lending rate (8.25% at January 31, 1997), monthly
              installments of $15,755, secured by billboards                              902,136            -
       Due bank, maturity January 2000, variable interest
              interest at index rate (8.25 at January 31, 1997),
              monthly installments of $6,883 secured by buildings
              and equipment                                                               737,968          785,903
       Due bank, maturity January 2000, variable interest at
              index rate plus .5 (8.25% at January 31, 1997),
              monthly installments of $8,614, secured by
              buildings and equipment                                                     843,049          866,370
       Due banks and other financing companies, with maturity
              dates ranging from 1997 to 2031.  Most bear interest at adjustable rates  ranging from 8.25% to 9.75%,  with certain fixed rate notes ranging from 8.00% to 10.25%.  Monthly payments  totaling $23,757.
              Secured by land, buildings, equipment, billboard, inventories,
              and a mortgage note                                                       1,813,699        1,845,497
       Due individuals, various payment schedules with maturity
              dates ranging from 1997 to 2004, including interest
              ranging from 8.00% to 12.00%.  Monthly payments
              totaling $12,792.  Secured by land, buildings, and
              billboards                                                                  809,653          996,013
       Due stockholders and related individuals                                              -             559,981
       Other                                                                                 -             166,747
                                                                                       ----------       ----------
                                                                                        6,694,592        6,577,432
       Less current maturities                                                            576,186          768,929
                                                                                       ----------       ----------

                                                                                      $ 6,118,406        5,808,503
                                                                                       ==========       ==========


                                       36                            (Continued)

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       Future maturities of long-term debt are as follows:

                           1998                                $    576,186
                           1999                                     518,775
                           2000                                     663,254
                           2001                                   1,928,748
                           2002                                     464,441
                           Thereafter                             2,543,188
                                                                  ---------

                                            Total               $ 6,694,592
                                                                  =========

       Due banks and other financing companies includes a note payable of Los Cuatros which has an outstanding balance as of January 31, 1997 of $1,093,846 (8.125 percent) and matures in 2031.

       On February 5, 1996, the Company entered into a consolidating note agreement with a financial institution. The new note agreement consolidated approximately $1,700,000 of the Company's existing debt and provided $1,000,000 of new debt. This debt was used primarily for the expansion of the Company's outdoor advertising operations and improvements to existing travel centers.

       During the year ended January 31, 1997, the Company paid in full its indebtedness to stockholders and officers of the Company. The balance was approximately $535,000 at the date of payoff ($560,000 at January 31, 1996). In order to pay its stockholders and officers, the Company secured a note payable with a financial institution in the amount of $535,000 with a variable interest rate of prime plus 1 percent.

(7)    Stockholders' Equity

       In December 1996, the Company completed an initial public offering of 1,100,000 shares of common stock at $8.00 per share. Proceeds from the offering, net of underwriter discounts and commissions and other offering expenses, totaled approximately $7,300,000. The Company utilized a portion of the net proceeds of the initial public offering to repay certain indebtedness of the Company and plans to utilize the remaining balance for general corporate purposes, including the acquisition or development of additional travel centers and outdoor advertising operations.

       Concurrent with the closing of the initial public offering, the Company issued a five year nonredeemable option to purchase up to 93,500 shares of common stock at an exercise price equal to 120 percent of the offering price, or $9.60 per share to the underwriter. The option is exercisable beginning one year from the effective date of the offering. As of January 31, 1997, the option is not exercisable.

       On November 12, 1996, the Company entered into an agreement with an outside consultant whereby 98,537 shares of outstanding common stock were returned to the Company without consideration, and the stock certificates were canceled. The shares had been issued in April 1996, in exchange for services rendered in connection with the initial public offering.
                                       37                            (Continued)

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(8)    Stock Option Plan

       On September 27, 1996, the Company adopted the 1996 Stock Option Plan (the Plan) pursuant to which the Company's Board of Directors may grant stock options to officers and key employees. The Plan authorizes grants of options to purchase shares of authorized but unissued common stock up to an amount equal to ten percent of issued and outstanding shares of common stock (438,485 shares as of January 31, 1997). Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All stock options expire in ten years and vest and become fully exercisable as determined by the Board at time of grant.

       On September 27, 1996, the Board of Directors of the Company granted options to purchase an aggregate of 338,000 shares of common stock to 62 employees and officers, and 6,000 shares to each of its four nonemployee Directors, effective as of the closing of the initial public offering. All of the options granted provide for a three-year vesting period and have an exercise price equal to or at 110 percent of the initial public offering price of $8.00.

       At January 31, 1997, there were 76,485 additional shares available for grant under the Plan. The per share weighted-average fair value of stock options granted during 1997 was $0.91 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield 0.0 percent, expected volatility of 30 percent, risk-free interest rate of 6.15 percent, and an expected life of 5 years.

       The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below for the year ended January 31, 1997:

                      Net income                      As reported    $ 905,209
                                                      Pro forma        707,557
                                                                       =======
                      Earnings per common and
                           common equivalent share    As reported    $     .26
                                                      Pro forma            .21
                                                                       =======

       Pro forma net income reflects only options granted in the year ended January 31, 1997.








                                       38                            (Continued)

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

       Stock option activity during the periods indicated is as follows:

                                              Number of       Weighted-average
                                                shares         exercise price

       Balance at January 31, 1996                -              $  -
                  Granted                      362,000             8.22
                  Exercised                       -                 -
                  Forfeited                       -                 -
                  Expired                         -                 -
                                               -------             ----

       Balance at January 31, 1997             362,000           $ 8.22
                                               =======             ====

       At January 31, 1997, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $8.00 - $8.80 and
       9.88 years, respectively. At January 31, 1997, none of the options granted are exercisable.

(9)    Income Taxes

       Income taxes from continuing operations consist of the following for the years ended January 31:

                                        Current        Deferred           Total
                                        -------        --------           -----
       Years ended January 31, 1997:
           U.S. federal               $ 472,072          35,500          507,572
           State and local               88,800           7,100           95,900
                                        -------         -------          -------

                                      $ 560,872          42,600          603,472
                                        =======          ======          =======
       Years ended January 31, 1996:
           U.S. federal               $ 214,780            -             214,780
           State and local               38,037            -              38,037
                                        -------          ------          -------

                                      $ 252,817            -             252,817
                                        =======          ======          =======













                                       39                            (Continued)

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income from continuing operations as a result of the following factors:

                                                          January 31,
                                                          -----------
                                                     1997             1996
                                                     ----             ----
       Computed "expected" tax                    $ 512,951          216,388
       State income taxes, net of federal
                      tax benefit                    64,446           25,104
       Other                                         26,075           11,325
                                                    -------          -------
                                    Total         $ 603,472          252,817
                                                    =======          =======

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 31, 1997 are as follows:

       Deferred tax assets:
                  Compensated absences, principally due to
                     accrual for financial reporting purposes       $ 17,258
                  Other                                               12,000
                                                                      ------
                               Total gross deferred tax assets        29,258
       Less valuation allowance                                         -
                               Net deferred tax assets                29,258
                                                                      ------
       Deferred tax liabilities:
                  Property and equipment, principally due to
                     differences in depreciation                     (67,712)
                  Other                                               (4,146)
                                                                      ------
                               Total gross deferred liabilities      (71,858)
                                                                      ------
                               Net deferred tax liability           $(42,600)
                                                                      ======

       There was no valuation allowance for deferred tax assets as of February 1, 1996 or 1995. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

(10)   Profit Sharing Plan

       The Company maintains a qualified defined contribution profit sharing plan that covers substantially all employees. The plan year end is December 31. The elected salary reduction is subject to limits as defined by the Internal Revenue Code. The Company provides a matching contribution and additional discretionary contributions as determined by resolution of the Board of Directors. Legal and accounting expenses related to the plan are absorbed by the Company and were approximately $15,745 and $8,250 for fiscal 1997 and 1996, respectively. The Company's contributions to the profit sharing plan were $49,520 in fiscal 1997 and $84,845 in fiscal 1996.
                                       40                            (Continued)

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

 (11)  Commitments and Contingencies

       The Company leases land at several of its retail operating locations. Included in general and administrative expenses in the accompanying consolidated statements of income is rental expense for these land leases of $286,752 and $269,627 for the years ended January 31, 1997 and 1996, respectively.

       The leasing agreements for the various locations include 5-35 year leases with remaining lives on those leases ranging from approximately 5-25 years at January 31, 1997. Renewal options vary, with the most extensive including three 5-year renewal options. Contingent rentals are generally based on percentages of specified gross receipts. Several leases include terms for computation of rent expense as the greater of a percent of gross receipts or a percent of land value as defined by the lease. In most cases, the Company is responsible for certain repairs and maintenance, insurance, property taxes or property tax increases, and utilities.

       Future minimum rental payments under these leases are as follows:

                      1998                         $ 108,046
                      1999                            66,300
                      2000                            51,600
                      2001                            49,538
                      2002                            42,100
                      Thereafter                     391,500
                                                     -------

                      Total                        $ 709,084
                                                     =======

       The Company has entered into various land operating leases for billboard space. These leases require minimum annual rentals and range from terms of 1-5 years. Rent expense was $519,314 and $458,461 for the years ended January 31, 1997 and 1996, respectively. At January 31, 1997 and 1996, the Company had prepaid on these leases in the amounts of $290,882 and $237,361, respectively. See note 4 regarding billboard advertising space leased to others by the Company.

       Minimum future rental payments under these leases are as follows:

                Year ending January 31

                      1998                         $ 578,783
                      1999                           225,365
                      2000                           182,326
                      2001                           131,923
                      2002                           102,671
                      Thereafter                     135,312
                                                     -------

                      Total                      $ 1,356,380
                                                   =========

                                       41                            (Continued)

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

 (12)  Related Party Transactions (See also notes 2 and 6)


       The following interest transactions took place with related parties during the periods presented as follows:

                                                  1997           1996
                                                  ----           ----

       Interest income                         $  2,027          4,314
       Interest expense                          33,995         65,753
                                                 ======         ======

       An individual who is an officer and stockholder in the Company is also an officer and stockholder in Stuckey's Corporation (Stuckey's). The Company paid Stuckey's franchise fees for four stores in the amount of $33,468 and $36,612 for January 31, 1997 and 1996, respectively. Franchise fees are included in general and administrative expenses in the accompanying consolidated statements of income.


(13)   Cash Flow Disclosures

       Cash paid for interest and income taxes was as follows:

                                                  1997           1996
                                                  ----           ----

       Interest                               $ 678,694        537,163
       Income taxes                             415,800        315,256
                                                =======        =======

       Supplemental disclosures of noncash investing and financing activities are as follows:

       The Company finances a significant portion of property and equipment. During the years ending January 31, 1997 and 1996, respectively, approximately $1,189,000 and $1,306,000 of additional long-term debt was obtained, most of which can be directly associated with fixed asset and land acquisitions and expansion of the outdoor advertising operations.

       For the year ended January 31, 1997, the Company issued 191,799 shares of stock dividends at approximately $1.56 per share, totaling $298,733. For the year ended January 31, 1996, the Company issued 232,522 shares of stock dividends at approximately $1.59 per share, totaling $368,116. The book value of shares distributed as stock dividends approximates fair market value.








                                       42                            (Continued)

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(14)   Industry Segment Information

       The Company's major operations are in the retail sale of merchandise, food and gasoline to the traveling public (travel center operations) and outdoor advertising operations. Revenue, operating income, identifiable assets, depreciation and amortization, and capital expenditures pertaining to the industries in which the Company operates are presented below (in thousands of dollars) for each of the fiscal years ended January 31.

                                                                                  Depreciation
                                               Net     Operating    Identifiable       and         Capital
                                              sales     income         assets     amortization   expenditures
                                              -----     ------         ------     ------------   ------------
       1997:
         Travel center operations          $  21,389      1,510         8,277          363          1,015
         Outdoor advertising operations        3,459        703         3,966          282            987
         Corporate and other                    -          (221)        9,600          135            147
                                           ------------------------------------------------------------------
                                              24,848      1,992        21,843          780          2,149
                                           ==================================================================


       1996:
         Travel center operations          $  20,175      1,284         6,008          434            576
         Outdoor advertising operations        2,770        158         3,125          261            691
         Corporate and other                     -         (275)        4,465          162            228
                                           ------------------------------------------------------------------
                                              22,945      1,167        13,598          857          1,495
                                           ==================================================================


       Other income represents income from wholly and majority owned subsidiaries, sales from crops owned by the Company and other immaterial items which are not identifiable to the travel centers or outdoor advertising segments.



                                       43                            (Continued)

                                      BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(15)   Subsequent Event

       On April 1, 1997, the Company acquired all of the tangible and intangible assets and certain liabilities of the outdoor advertising division of The McCarty Company (McCarty) known as Pony Panels for $4.2 million. A member of the Company's Board of Directors is the majority shareholder of the McCarty Company. The Company paid $1.7 million from the proceeds of the initial public offering and financed $2.5 million with bank debt. Pony Panels owns and operates approximately 750 8-sheet poster panels in the Albuquerque, New Mexico metro area. The Company also entered into a non-compete agreement with the former principals of McCarty for a period of five years from the date of the acquisition.

       The acquisition will be accounted for as a purchase in the year ended January 31, 1998. The purchase price will be allocated to assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the net assets acquired will be amortized over the estimated period of benefit not to exceed 40 years. The purchase price allocation will be determined during the year ended January 31, 1998 when appraisals, other studies and additional information become available. Accordingly, the final allocation may have a material effect on the supplemental unaudited pro forma information presented below.

       The following unaudited pro forma information presents the combined results of the operations as though the acquisition of Pony Panels had occurred on February 1, 1996 and does not purport to be indicative of what would have occurred had the acquisition actually been made as of such date or of results which may occur in the future.

                 Net sales                                $ 25,889,169
                 Net income                                    860,754
                                                          ============

                 Earnings per common and
                 common equivalent share                  $        .25
                                                          ============

       Adjustments made in arriving at the pro forma unaudited results of operations include increased interest expense on acquisition debt, depreciation on fixed assets acquired, amortization of goodwill and related tax adjustments.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company's prior change in accountants was previously reported in its Form SB-2 Registration (file number 333-12957) and is therefore not required to be reported in this Form 10-KSB by Securities and Exchange Commission regulations.


                                    PART III

     Additional information required by Part III (Items 9, 10, 11 and 12) is incorporated by reference from the registrant's information statement which will be field with the Securities and Exchange Commission not later than 120 days (May 30, 1997) after the end of the fiscal year covered by this Form 10-KSB.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     The  exhibits as indexed  below are  included as part of this  Form 10-KSB.

(b)  Reports on Form 8-K

     No reports were filed on Form 8-K during the three months ended January 31, 1997.
                              INDEX TO EXHIBITS
                              -----------------
EXHIBIT                                                   METHOD
NUMBER             DESCRIPTION                           OF FILING
------             -----------                           ---------

 2.1    Purchase Agreement dated April 1,     (Incorporated by reference;
        1997 between the Registrant and the   previously filed as Exhibit
        McCarty Company                       2.1 to the Registrant's Report
                                              on Form 8-K dated  April 15, 1997)

 3.1    Articles of Incorporation of          (Incorporated by reference;
        Registrant                            previously filed as Exhibit
                                              3.1 to the Registrant's Form
                                              SB-2 Registration Statement,
                                              File No. 333-12957 (the
                                              "Form SB-2")

 3.2    By-laws of Registrant                 (Incorporated by reference;
                                              previously filed as Exhibit
                                              3.2 to the Form SB-2)

 4      Specimen of Common Stock Certificate  (Incorporated by reference;
                                              previously filed as Exhibit
                                              4 to the Form SB-2)

10.1    Form of Billboard Outdoor             (Incorporated by reference;
        Advertising Agreement                 previously filed as Exhibit
                                              10.1 to the Form SB-2)

10.2    Form of Poster Outdoor Advertising    (Incorporated by reference;
        Agreement                             previously filed as Exhibit
                                              10.2 to the Form SB-2)

10.3    Distributor Franchise Agreement,      (Incorporated by reference;
        dated as of July 19, 1995,            previously filed as Exhibit
        between the Registrant and CITGO      10.3 to the Form SB-2)
        Petroleum Corporation

10.4    Form of Representative's Option       (Incorporated by reference;
                                              previously filed as Exhibit
                                              10.4 to the Form SB-2)

10.5    Form of Employment Agreement, dated   (Incorporated by reference;
        as of September 27, 1996, between     previously filed as Exhibit
        the Registrant and Michael L. Bowlin  10.5 to the Form SB-2)

10.6    Form of Employment Agreement, dated   (Incorporated by reference;
        as of September 27, 1996, between     previously filed as Exhibit
        the Registrant and                    10.6 to the Form SB-2)
        C. Christopher Bess

10.7    Loan Agreement, dated as of           (Incorporated by reference;
        January 31, 1995, between the         previously filed as Exhibit
        Registrant and First Security Bank    10.7 to the Form SB-2)
        of New Mexico, ("First Security
        Bank")

10.8    Loan Agreement, dated as of May 16,   (Incorporated by reference;
        1995, between the Registrant and      previously filed as Exhibit
        First Security Bank                   10.8 to the Form SB-2)

10.9 Promissory Note, dated as of May 16, (Incorporated by reference; 1995, payable to First Security Bank previously filed as Exhibit in the aggregate principal amount of 10.9 to the Form SB-2) $900,000

10.10   Revolving Promissory Note, dated as   (Incorporated by reference;
        of June 1, 1996, payable by the       previously filed as Exhibit
        Registrant to First Security Bank     10.10 to the Form SB-2)
        in the aggregate principal amount of
        $150,000

10.11   Revision Agreement, dated as of       (Incorporated by reference;
        May 16, 1995, between the Registrant  previously filed as Exhibit
        and First Security Bank               10.11 to the Form SB-2)

10.12   Promissory Note, dated as of          (Incorporated by reference;
        February  5, 1996,  payable by the    previously filed as Exhibit
        Registrant to Norwest Bank of         10.12 to the Form SB-2)
        New Mexico, National Association
        ("Norwest Bank") in the aggregate
        principal amount of $1,700,000

10.13   Business Loan Agreement, dated as of  (Incorporated by reference;
        February 5, 1996, between the         previously filed as Exhibit
        Registrant and Norwest Bank           10.13 to the Form SB-2)

10.14   Promissory Note, dated as of          (Incorporated by reference;
        February 5, 1996, payable by the      previously filed as Exhibit
        Registrant to Norwest Bank in the     10.14 to the Form SB-2)
        aggregate principal amount of
        $1,000,000

10.15   Promissory Note, dated as of          (Incorporated by reference;
        February 5, 1996, payable by the      previously filed as Exhibit
        Registrant to Norwest Bank in the     10.15 to the Form SB-2)
        aggregate principal amount of up to
        $1,000,000

10.16   [Intentionally omitted]

10.17   Lease, dated as of November 22,       (Incorporated by reference;
        1966, between Clara May Basset        previously filed as Exhibit
        and the Registrant, as amended        10.17 to the Form SB-2)+

10.18   Lease, dated as of January 12, 1987,  (Incorporated by reference;
        between Janet Prince and the          previously filed as Exhibit
        Registrant                            10.18 to the Form SB-2)+

10.19   Commercial Lease, dated as of         (Incorporated by reference;
        September 21, 1986, between           previously filed as Exhibit
        the State of Arizona and the          10.19 to the Form SB-2)
        Registrant, as amended

10.20   Business Lease, dated as of           (Incorporated by reference;
        March 16, 1995, between the New       previously filed as Exhibit
        Mexico Commissioner of Public Lands   10.20 to the Form SB-2)
        and the Registrant, as amended

10.21   Lease, dated as of June 3, 1974,      (Incorporated by reference;
        between the Registrant and            previously filed as Exhibit
        Elbert and Ina Jean Roundy, as        10.21 to the Form SB-2)+
        amended

10.22   Lease Agreement, dated as of          (Incorporated by reference;
        June 23, 1989, between the            previously filed as Exhibit
        Registrant and Rex Kipp, Jr., as      10.22 to the Form SB-2)+
        amended

10.23   Lease, dated as of September 29,      (Incorporated by reference;
        1983, between J.T. and Idra M.        previously filed as Exhibit
        Turner and the Registrant             10.23 to the Form SB-2)+

10.24   Business Lease, dated as of           (Incorporated by reference;
        October 1, 1991, between the          previously filed as Exhibit
        Registrant and the New Mexico         10.24 to the Form SB-2)
        Commissioner of Public Lands

10.25   Commercial Lease, dated as of         (Incorporated by reference;
        September 21, 1986, between the       previously filed as Exhibit
        Registrant and the State of Arizona, 10.25 to the Form SB-2) as amended

10.26   Commercial Lease, dated as of         (Incorporated by reference;
        June 11, 1986, between the            previously filed as Exhibit
        Registrant and the State of Arizona, 10.26 to the Form SB-2) as amended

10.27   1996 Stock Option Plan                (Incorporated by reference;
                                              previously filed as Exhibit
                                              10.27 to the Form SB-2)

10.28   Profit-Sharing 401(k) Plan and Trust  (Incorporated by reference;
                                              previously filed as Exhibit
                                              10.28 to the Form SB-2)

10.29   Letter of Agreement, dated as of      (Incorporated by reference;
        April 26, 1996, between the           previously filed as Exhibit
        Registrant and Miller Capital         10.29 to the Form SB-2)
        Corporation, as amended

10.30   [Intentionally omitted]

10.31   Commercial Guaranty, dated            (Incorporated by reference;
        August 23, 1996, by Michael L.        previously filed as Exhibit
        Bowlin in favor of Norwest Bank       10.31 to the Form SB-2)
        New Mexico, National Association

10.32   "Dairy Queen" Operating Agreement,    (Incorporated by reference;
        dated as of March 10, 1983, between   previously filed as Exhibit
        Interstate Dairy Queen Corporation    10.32 to the Form SB-2)
        and the Registrant d/b/a DQ/B of
        Edgewood, NM, together with
        amendments and ancillary agreements
        related thereto

10.33   "Dairy Queen" Operating Agreement,    (Incorporated by reference;
        dated as of May 1, 1982, between      previously filed as Exhibit
        Interstate Dairy Queen Corporation    10.33 to the Form SB-2)
        and the Registrant d/b/a DQ/B of
        Flying C, New Mexico, together with
        amendments and ancillary agreements
        related thereto

10.34   "Dairy Queen" Store Operating         (Incorporated by reference;
        Agreement, dated as of November 18,   previously filed as Exhibit
        1986, between Dairy Queen of          10.34 to the Form SB-2)
        Southern Arizona, Inc. and the
        Registrant, together with
        amendments and ancillary agreements
        related thereto

10.35   "Dairy Queen" Operating Agreement,    (Incorporated by reference;
        dated as of September 1, 1982,        previously filed as Exhibit
        between Interstate Dairy Queen        10.35 to the Form SB-2)
        Corporation and the Registrant
        d/b/a DQ of Bluewater, New Mexico,
        together with amendments and
        ancillary agreements related thereto

10.36   "Dairy Queen" Operating Agreement,    (Incorporated by reference;
        dated as of July 29, 1976, between    previously filed as Exhibit
        Richard G. Kassel and G. Leone        10.36 to the Form SB-2)
        Kassel and the Registrant, as
        amended

10.37   "Dairy Queen" Store Operating         (Incorporated by reference;
        License Agreement, dated as of        previously filed as Exhibit
        February 1, 1984, between Dairy       10.37 to the Form SB-2)
        Queen of Arizona, Inc. and the
        Registrant, together with
        amendments and ancillary agreements
        related thereto

10.38   "Dairy Queen" Operating Agreement     (Incorporated by reference;
        dated as of October 30, 1985,         previously filed as Exhibit
        between Interstate Dairy Queen        10.38 to the Form SB-2)
        Corporation and the Registrant, as
        amended

10.39   "Dairy Queen" Operating Agreement,    (Incorporated by reference;
        dated as of June 7, 1989, between     previously filed as Exhibit
        Interstate Dairy Queen Corporation    10.39 to the Form SB-2)
        and the Registrant d/b/a "DQ" at
        Butterfield Station, together with
        amendments and ancillary agreements
        related thereto

10.40   Letter of Agreement, dated as of      (Incorporated by reference;
        March 1, 1987, between Stuckey's      previously filed as Exhibit
        Corporation and the Registrant        10.40 to the Form SB-2)
        confirming franchise of Benson,
        AZ Stuckey's Pecan Shoppe

10.41   Franchise Agreement, dated as of      (Incorporated by reference;
        February 22, 1982, between            previously filed as Exhibit
        Stuckey's, Inc. and the Registrant,   10.41 to the Form SB-2)
        together with a related Personal
        Guaranty and Indemnity

10.42   Promissory  Note,  dated as of        Filed  herewith
        April 1,  1997,  payable by the
        Registrant  to Norwest Bank in the
        aggregate principal amount of
        $2,500,000

21      List of Subsidiaries                  Filed herewith

27      Financial Data Schedule               Filed herewith

+ Confidential treatment granted as to certain portions of this exhibit.
                                       49

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BOWLIN Outdoor Advertising
                                       & Travel Centers Incorporated

                                       By: /s/ MICHAEL L. BOWLIN
                                       -----------------------------------------
                                       Michael L. Bowlin, Chairman of the Board,
                                       President and Chief Executive Officer

Date:    May 1, 1997

     In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                SIGNATURE                                      DATE

By: /s/ MICHAEL L. BOWLIN                                     May 1, 1997
    -------------------------------------------------
     Michael L. Bowlin, Chairman of the Board,
     President, CEO and Director (Principal
     Executive Officer)

By: /s/ MICHAEL E. RISING                                     May 1, 1997
    -------------------------------------------------
     Michael E. Rising, Chief Financial Officer
     and Chief Accounting Officer (Principal
     Financial Accounting Officer)

By: /s/ C. CHRISTOPHER BESS                                   May 1, 1997
    -------------------------------------------------
     C. Christopher Bess, Director

By: /s/ NINA J. PRATZ                                         May 1, 1997
    -------------------------------------------------
     Nina J. Pratz, Director

By: /s/ ROBERT L. BECKETT                                     May 1, 1997
    -------------------------------------------------
     Robert L. Beckett, Director

By: /s/ JAMES A. CLARK                                        May 1, 1997
  ---------------------------------------------------
     James A. Clark, Director

By: /s/ BRIAN MCCARTY                                         May 1, 1997
    -------------------------------------------------
     Brian McCarty, Director

By: /s/ HAROLD VAN TONGEREN                                   May 1, 1997
    -------------------------------------------------
     Harold Van Tongeren, Director