Form 10QSB
period 1997-04-30
BOWLIN OUTDOOR ADVERTISING & TRAVEL CENTERS INC
filed 1997-06-16
CIK 1020898

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934 For the quarterly period ended April 30, 1997

[ ] TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE EXHANGE ACT For
    the transition period from [         ] to [         ]

                         Commission File Number 0-21451

            BOWLIN OUTDOOR ADVERTISING & TRAVEL CENTERS INCORPORATED (Exact name of small business issuer as specified in its charter)


                NEVADA                                    85-0113644
   (State or other jurisdiction of             (IRS Employer Identification No.)
    incorporation or organization)

   150 LOUISIANA NE, ALBUQUERQUE, NM                        87108
(Address of principal executive offices)                 (Zip Code)


                     Issuer's telephone number: 505-266-5985


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


As of June 16,  1997,   4,384,848  shares  of the  issuer's  common  stock  were
outstanding.

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES


                                      INDEX


                          PART I. FINANCIAL INFORMATION

                                                                        Page No.

Item 1.   Consolidated Financial Statements

          Consolidated  Balance Sheets as of
          April 30, 1997 and January 31, 1997                               3

          Consolidated Statements of Income for the
          Three months ended April 30, 1997 and 1996                        5

          Consolidated Statements of Cash Flows for the
          Three months ended April 30, 1997 and 1996                        6

          Notes to the Consolidated Financial Statements                    7

Item 2.   Management's Discussion and Analysis or
          Plan of Operation                                                 8



                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings                                                13

Item 2.   Changes in Securities                                            13

Item 3.   Defaults Under Senior Securities                                 13

Item 4.   Submission of Matters to a Vote of Security Holders              13

Item 5.   Other Matters                                                    13

Item 6.   Exhibits and Reports on Form 8-K                                 13

          Signatures                                                       13

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                 APRIL 30,         JANUARY 31,
                                                   1997               1997
                                                (UNAUDITED)         (AUDITED)
                                              ---------------    ---------------
Current assets:

     Cash and cash equivalents                 $       4,905      $       7,519

     Accounts receivable, net                            313                366

     Notes receivable - current maturities                26                 26

     Inventories                                       3,626              3,202

     Prepaid and other current assets                    699                465
                                              ---------------    ---------------

     Total current assets                              9,569             11,578


Investment and long-term receivables:

     Investment in partnership                            13                 13

     Notes receivable, less current
     maturities                                          105                 96
                                              ---------------    ---------------
     Total investment and long-term
     receivables                                         118                109


Property & equipment, net                             14,519              9,971

Intangible assets, less accumulated
     amortization of $ 111 at April 30, 1997
     and $ 108 at January 31, 1997                        99                101

Goodwill, less accumulated amortization of
     $5 at April 30, 1997                                858                  -

Deferred registration costs & other
     deferred assets                                      84                 84
                                              ---------------    ---------------
     Total assets                              $      25,247      $      21,843
                                              ===============    ===============

          See accompanying notes to consolidated financial statements.

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                 APRIL 30,         JANUARY 31,
                                                   1997               1997
                                                (UNAUDITED)         (AUDITED)
                                              ---------------    ---------------

Current liabilities:
     Short-term borrowing, bank                $         209      $           -

     Accounts payable and accrued liabilities          1,689              1,597

     Long-term debt, current maturities                  728                576

     Income taxes payable                                170                145
                                              ---------------    ---------------
     Total current liabilities                         2,796              2,318


Deferred income taxes                                     56                 43

Long-term debt, less current maturities                8,777              6,118
                                              ---------------    ---------------
     Total liabilities                                11,629              8,479

Minority interest                                        205                206

Stockholders' equity
     Common stock, $.001 par value;
     authorized 100,000,000 shares;
     issued and outstanding 4,384,848 shares               4                  4

     Additional paid-in capital                       11,604             11,604

     Retained earnings                                 1,805              1,550
                                              ---------------    ---------------
     Total stockholders' equity                       13,413             13,158
                                              ---------------    ---------------
     Total liabilities and stockholders'
     equity                                    $      25,247      $      21,843
                                              ===============    ===============

          See accompanying notes to consolidated financial statements.

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                  FOR THE THREE MONTHS ENDED
                                              ----------------------------------
                                                 APRIL 30,          APRIL 30,
                                                   1997               1996
                                                (UNAUDITED)        (UNAUDITED)
                                              ---------------    ---------------

Gross sales                                    $       6,682      $       5,941

Less discounts on sales                                   77                 71
                                              ---------------    ---------------
     Net sales                                         6,605              5,870

Cost of goods sold                                     4,459              3,896
                                              ---------------    ---------------
     Gross profit                                      2,146              1,974

General and administrative expenses                   (1,568)            (1,479)

Other income                                              32                164

Depreciation and amortization                           (218)              (193)
                                              ---------------    ---------------
     Operating income                                    392                466

Other non-operating income (expense):
     Interest income                                      82                 24

     Gain on sale of property and equipment              105                  -

     Interest expense                                   (154)              (159)
                                              ---------------    ---------------
     Total other non-operating income
     (expense), net                                       33               (135)
                                              ---------------    ---------------
Income before taxes                                      425                331

Income taxes                                             170                132
                                              ---------------    ---------------
Net income                                     $         255      $         199
                                              ===============    ===============

Weighted average common and common
     equivalent shares outstanding                 4,384,848          3,363,348

Earnings per common and common
     equivalent share                          $        0.06      $        0.06
                                              ===============    ===============

          See accompanying notes to consolidated financial statements.

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                  FOR THE THREE MONTHS ENDED
                                              ----------------------------------

                                                 APRIL 30,          APRIL 30,
                                                   1997               1996
                                                (UNAUDITED)        (UNAUDITED)
                                              ---------------    ---------------
Cash flows from operating activities:
  Net income                                   $         255      $         199

  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                      218                193

      Income from partnership investment                   -                 13

      Gain on sale of property and equipment            (105)                 -

      Deferred income taxes                               13                  -
      Changes in operating assets and
        liabilities                                     (488)              (335)
                                              ---------------    ---------------
        Net cash (used in) provided by
          operating activities                          (107)                70

Cash flows from investing activities:
  Business acquisitions (note 2)                      (4,865)                 -

  Purchases of property and equipment, net              (653)              (272)

  Disbursements on notes receivable, net                  (9)               (83)
                                              ---------------    ---------------
        Net cash used in investing activities         (5,527)              (355)

Cash flows from financing activities:
  Borrowings on debt                                   3,239              3,111

  Payments on debt                                      (219)            (2,062)

  Proceeds from issuance of common stock, net              -                225

  Dividends paid                                           -                (51)

  Payment of registration costs associated
    with initial public offering of common
    stock                                                  -               (185)
                                              ---------------    ---------------
        Net cash provided by financing
          activities                                   3,020              1,038
                                              ---------------    ---------------

Net (decrease) increase in cash and cash
  equivalents                                         (2,614)               753

Cash and cash equivalents at beginning of
  period                                               7,519              1,602
                                              ---------------    ---------------
Cash and cash equivalents at end of period     $       4,905      $       2,355
                                              ===============    ===============

          See accompanying notes to consolidated financial statements.

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated financial statements for the three months ended April 30, 1997 and April 30, 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-KSB for the fiscal year ended January 31, 1997. Results of operations for interim periods are not necessarily indicative of results which may be expected for the year as a whole.

2. Acquisitions. On April 1, 1997, the Company acquired all of the tangible and intangible assets and certain liabilities of the outdoor advertising division of The McCarty Company (McCarty) known as Pony Panels for $4.2 million. A member of the Company's Board of Directors is the majority shareholder of The McCarty Company. The Company paid $1.7 million from the proceeds of the initial public offering and financed $2.5 million with bank debt. The bank debt carries a variable rate of interest tied to the bank's prime rate (8.5% at April 30, 1997) and matures on April 1, 2007. Pony Panels owns and operates approximately 750 8-sheet poster panels in the Albuquerque, New Mexico metro area. The Company also entered into a non-compete agreement with the former principals of McCarty for a period of five years from the date of acquisition. The acquisition was accounted for as a purchase and goodwill is being amortized over 20 years using the straight-line method.

                 Assets acquired and liabilities assumed in the
                          acquisition are as follows:

               Accounts receivable                  $      73,941
               Prepaid sign rent                           15,057
               Vehicles and equipment                      63,500
               Signs                                    3,200,000
               Goodwill                                   863,000
               Accounts payable                           (15,498)
                                                   ---------------
                                                    $   4,200,000
                                                   ===============

     The following proforma consolidated results of operations have been prepared as if the acquisition of Pony Panels occurred at January 31, 1997 and 1996:

                     (in thousands except per share amounts)

                                                  Three Months Ended
                                                  ------------------
                                                       April 30
                                                       --------
                                                1997              1996
                                                ----              ----

          Gross sales                      $   6,794         $   6,139

          Net income                             241               188

          Earnings per common and
            common equivalent share        $     .06         $     .06

     The proforma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consumated as of that time, nor is it intended to be a projection of future results.

     On April 26, 1997, the Company purchased the outdoor advertising assets of General Outdoor Advertising for $240,000 in cash. The cash was provided from proceeds of the Company's public offering of stock in December 1996. The transaction was accounted for as a purchase.

     On April 29, 1997, the Company purchased the outdoor advertising assets of Mesa Outdoor Advertising for $150,000 in cash and a note payable to the former owner in the amount of $275,000. The cash was provided from proceeds of the Company's public offering of stock in December 1996. The note is secured by the assets purchased, bears interest at a fixed rate of 9.0% per annum and matures on May 1, 2007. The transaction was accounted for as a purchase.

3. Subsequent Events. On May 2, 1997, the Company secured an additional line of credit with one of its existing lenders of $1 million. The line carries a variable interest rate based on the bank's prime lending rate (8.5% on May 2, 1997). The primary purpose of the line of credit is to finance future acquisitions of outdoor advertising assets.

4. As of April 30, 1997, there were approximately 30 shareholders of record of the Company's common stock. Included in the shareholders of record are a 731 beneficial shareholders of the Company's common stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

The following is a discussion of the consolidated financial condition and results of operations of the Company as of and for the two fiscal periods ended April 30, 1997 and 1996. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes related thereto included in the Company's Form 10-KSB for the fiscal years ended January 31, 1997 and 1996.

The Company operates in two industry segments, travel centers and outdoor advertising. In order to perform a meaningful evaluation of the Company's performance in each of its operating segments, the Company has presented selected operating data which separately sets forth the revenue, expenses and operating income attributable to each segment , and also separately sets forth the corporate expenses of the Company which are not properly allocable to either of the Company's segments for purposes of determining their respective operating income. The discussion of results of operations which follows compares such selected operating data and corporate expense data for the fiscal periods presented.

The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially form those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to those discussed herein.

RESULTS OF OPERATIONS

The following table presents certain income and expense items derived from the Consolidated Statements of Income for the three months ended April 30 (unaudited and amounts in thousands):

                                                                    % INCR/
                                      1997           1996            (DECR)
                                      ----           ----            ------
TRAVEL CENTERS:
     Gross revenues               $     5,632    $     5,159          9.2%
     Discounts on sales                    77             71          7.4%
                                 -------------  -------------
     Net revenues                       5,555          5,088          9.2%
     Cost of sales                      3,903          3,457         12.9%
                                 -------------  -------------
                                        1,652          1,631          1.3%
     General and administrative
       expenses                         1,292          1,241          4.1%
     Depreciation and
       amortization                        89             87          2.8%
                                 -------------  -------------
     Operating income                     271            303        (10.7%)

OUTDOOR ADVERTISING:
     Revenues                           1,050            782         34.4%
     Operating expenses:
     Direct operating expenses            556            439         26.8%
     General and administrative
       expenses                           164            147         11.4%
     Depreciation and
       amortization                        99             64         53.1%
                                 -------------  -------------
     Operating income                     231            132         76.0%

CORPORATE AND OTHER:
     General and administrative
       expenses                          (112)           (91)        23.4%
     Depreciation and
       amortization                       (30)           (42)       (28.6%)
     Interest expense                    (154)          (159)        (3.1%)
     Other income, net                    219            188         16.0%
                                 -------------  -------------
INCOME BEFORE TAXES                       425            331         28.2%

INCOME TAXES                              170            132         28.2%
                                 -------------  -------------
NET INCOME                        $       255    $       199         28.2%
                                 =============  =============


COMPARISON OF THE THREE MONTHS ENDED APRIL 30, 1997 AND APRIL 30, 1996

TRAVEL CENTERS. Gross revenues at the Company's travel centers increased 9.2% to $5.6 million for the three months ended April 30, 1997 from $5.2 million for the three months ended April 30, 1996. This increase is primarily attributable to increased sales of gasoline which increased approximately $363,000, or 13.4%, for the three months ended April 30, 1997 as compared to the same three months ended April 30, 1996. Also included in gross revenues for travel centers is approximately $158,000 in wholesale gasoline sales which resulted from the Company's first CITGO wholesale distributorship. Merchandise sales declined slightly to $1.5 million for the three months ended April 30, 1997 from $1.6 million for the three months ended April 30, 1996. Restaurant sales increased 3.0% to $766,000 for the three months ended April 30,1997 as compared to $744,000 for the three months ended April 30,1996.

Cost of goods sold for the travel centers increased 12.9% to $3.9 million for the three months ended April 30, 1997 from $3.5 million for the three months ended April 30, 1996, primarily as result of increased retail gasoline sales and the addition of its wholesale gasoline operations.

General and administrative expenses for travel centers consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses for the travel centers increased slightly to $1.29 million for the three months ended April 30, 1997 from $1.24 million for the three months ended April 30, 1996.

Depreciation and amortization expense increased slightly to $89,000 for the three months ended April 30, 1997 as compared to $87,000 for the three months ended April 30, 1996. The increase is attributable to additions to depreciable assets during the current fiscal period.

The above factors contributed to an overall decrease in travel center operating income of 10.7% to $271,000 for the three months ended April 30,1997 from $303,000 for the three months ended April 30, 1996. This decrease is primarily attributable to the increases in gasoline sales which carry a much smaller profit margin than sales of other merchandise and therefore, result in overall smaller margins for the division.

OUTDOOR ADVERTISING. Revenues from the Company's outdoor advertising increased 34.4% to $1.1 million for the three months ended April 30, 1997 from $782,000 for the three months ended April 30, 1996. The increase was primarily attributable to increased usage of available sign inventory, increases in rates and the assimilation of the Company's acquisition of the outdoor advertising assets of The McCarty Company known as Pony Panels (which was effective April 1,
1997). First month's billing revenues from the acquired assets were approximately $65,000.

Operating expenses related to outdoor advertising consist of direct advertising expenses, which include rental payments to property owners for the use of land on which advertising displays are located, production expenses and selling expenses. Production expenses include salaries for operations personnel and real estate representatives, property taxes, materials and repairs and maintenance of advertising displays. Selling expenses consist primarily of salaries and commissions for salespersons and travel and entertainment related to sales. Direct operating costs increased 26.8% to $556,000 for the three months ended April 30, 1997 from $439,000 for the three months ended April 30, 1996, principally due to addition of production personnel, the assimilation of direct operating costs associated with the Pony Panels acquisition and increased costs related to repairs and maintenance of existing advertising displays.

General and administrative expenses for outdoor advertising consist of salaries and wages for administrative personnel, insurance, legal fees, association dues and subscriptions and other indirect operating expenses. General and administrative expenses increased 11.4% to $164,000 for the three months ended April 30, 1997 from $147,000 for the three months ended April 30, 1996.

Depreciation and amortization expense increased 53.1% to $99,000 for the three months ended April 30, 1997 from $64,000 for the three months ended April 30, 1996. The increase is attributable to scheduled depreciation of additional advertising display structures and machinery and equipment. In addition, depreciation and amortization expense increased as a result of the depreciation of the value assigned to advertising display structures acquired in the Pony Panels acquisition and the amortization of the related goodwill. Such expenses amounted to approximately $21,000 for the three months ended April 30, 1997.

The above factors contributed to the increase in outdoor advertising operating income of 76.0% to $231,000 for the three months ended April 30, 1997 from $132,000 for the three months ended April 30, 1996. In addition, earnings before interest, taxes, depreciation and amortization (EBITDA) for outdoor advertising increased 68.4% to $330,000 for the three months ended April 30, 1997 from $196,000 for the three months ended April 30, 1996. The EBITDA margin for outdoor advertising increased to 31.4% for the three months ended April 30, 1997 as compared to 24.9% for the three months ended April 30, 1996.

CORPORATE AND OTHER. General and administrative expenses for corporate and other operations of the Company consist primarily of executive and administrative compensation and benefits, accounting, legal and investor relations fees. General and administrative expenses increased 23.4% to $112,000 for the three months ended April 30, 1997 as compared to $91,000 for the three months ended April 30, 1996. This increase is primarily attributable to increased fees in the aforementioned areas as part of the Company's transition from a privately held company to a public entity.

Depreciation and amortization expenses for the Company's corporate and other operations consist of depreciation associated with the corporate headquarters, furniture and fixtures related thereto and its subsidiary. Depreciation and amortization expenses decreased to $30,000 for the three months ended April 30, 1997 as compared to $42,000 for the three months ended April 30, 1996.

Interest expense declined 3.1% to $154,000 for the three months ended April 30, 1997 as compared to $159,000 for the three months ended April 30, 1996. This decline is primarily attributable to the payment of certain lines of credit (approximately $1.5 million) and more favorable terms associated with its remaining indebtedness. See "Liquidity and Capital Resources".

Other income, net, primarily includes operating revenues and expenses from the Company's subsidiary, farm income and gains and/or losses from the sales of assets. Other income, net, increased 16.0% to $219,000 for the three months ended April 30, 1997 as compared to $188,000 for the three months ended April 30, 1996.

Income before taxes increased 28.2% to $425,000 for the three months ended April 30, 1997 as compared to $331,000 for the three months ended April 30, 1996. As a percentage of gross revenues, income before taxes increased to 6.4% for the three months ended April 30, 1997 as compared to 5.6% for the three months ended April 30, 1996.

Income taxes were $170,000 for the three months ended April 30, 1997 as compared to $132,000 for the three months ended April 30, 1996, as result of higher pretax income.

The foregoing factors contributed to the Company's increase in net income for the three months ended April 30, 1997 of $255,000 as compared to $199,000 for the three months ended April 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 1997, the Company had working capital of $6.8 million and a current ratio of 3.4:1, compared to working capital of $9.3 million and a current ratio of 5.0:1 at January 31, 1997. Net cash used for operating activities was $107,000 for the three months ended April 30, 1997 as compared to cash provided by operating activities of $70,000 for the three months ended April 30, 1996. This decline is primarily attributable to increases in merchandise inventory levels to prepare for the increase in tourists in the summer traveling months. Net cash used for investing activities for the three months ended April 30, 1997 was $5.5 million, of which $4.2 million was used in the purchase of the outdoor advertising assets of Pony Panels. On April 26, 1997 and April 29, 1997, the Company purchased all of the outdoor advertising assets of General Outdoor Advertising and Mesa Outdoor Advertising for $240,000 and $425,000, respectively. In addition, approximately $300,000 was used for the purchase of land for the construction of a new travel center complex. For the three months ended April 30, 1996, net cash used for investing activities was $355,000. Net cash provided by financing activities for the three months ended April 30, 1997 was $3.0 million as compared to $1.0 million for the three months ended April 30, 1996. The majority of such cash was utilized to finance the outdoor advertising acquisitions previously noted. The Company incurred indebtedness in the amount of $2.5 million for the Pony Panels acquisition and $275,000 for the Mesa acquisition.

On April 26, 1997, the Company purchased the outdoor advertising assets of General Outdoor Advertising for $240,000 in cash. The cash was provided from proceeds of the Company's initial public offering ("IPO") of common stock in December 1996.

On April 29, 1997, the Company purchased the outdoor advertising assets of Mesa Outdoor Advertising for $150,000 in cash and a note payable to the former owner in the amount of $275,000. The cash was provided from proceeds of the Company's public offering of stock in December 1996. The note is secured by the assets purchased, bears interest at a fixed rate of 9.0% per annum and matures on May 1, 2007.

On May 2, 1997, the Company secured an additional $1 million line of credit with one of its existing lenders. The line of credit carries a variable interest rate based on the bank's prime lending rate (8.5% on May 2, 1997). The primary purpose of the line of credit is to finance future acquisitions of outdoor advertising assets.

The Company is currently negotiating with one of its primary lenders to secure additional lines of credit at amounts greater than its current capacities. The Company believes that the remaining net proceeds from the IPO, internally generated funds and funds available under current and future lines of credit will be sufficient to satisfy all debt service obligations and finance its current operations and anticipated capital expenditures for at least the next twelve months.

Although the Company does not have any agreements in place, it is currently negotiating with an independent party for the acquisition of outdoor advertising assets and one independent party for the purchase of three travel centers. The Company does not believe that any of these acquisitions are probable and the Company has not executed a letter of intent or other agreement, binding or non-binding, to make such acquisitions. Any such acquisition would be subject to the negotiation and execution of definitive agreements, appropriate financing arrangements, performance of due diligence, approval of the Company's Board of Directors, receipt by the Company of unqualified audited financial statements, and the satisfaction of other customary closing conditions, including the receipt of third party consents. The Company would likely finance any such acquisitions with cash, additional indebtedness or a combination of the two. To the extent that any such acquisition would be paid for by the Company in cash, the Company could decide to use a portion of the remaining net proceeds from the IPO, use funds from its ongoing operations, seek additional financing from a commercial lender or some combination of the foregoing. Any commercial financing obtained for purposes of acquiring additional assets is likely to impose certain financial and other restrictive covenants upon the Company and increase the Company's interest expense.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

None.

ITEM 2.   CHANGES IN SECURITIES.

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.   OTHER INFORMATION.

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a). Exhibit No.            Exhibit Name
          -----------            ------------
            10.43                Promissory Note, dated as of May 2, 1997,
                                 payable by the Registrant to Norwest Bank in the aggregate principal amount of $1,000,000

              27                 Financial Data Schedule

     (b). For events during the three months ended April 30, 1997, the Company filed a Form 8-K on May 1, 1997 in reporting its acquisition of the outdoor advertising assets of The McCarty Company known as Pony Panels. No financial statements were required to be filed.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:       June 16, 1997
                              BOWLIN
                              Outdoor Advertising & Travel Centers Incorporated


                              /s/ Michael L. Bowlin
                              ---------------------
                              Michael L. Bowlin, Chairman of the Board,
                              President and Chief Executive Officer


                              /s/ Michael E. Rising
                              ---------------------
                              Michael E. Rising, Chief Financial Officer
                              (Principal Financial and Accounting Officer)