Form 10QSB
period 1997-07-31
BOWLIN OUTDOOR ADVERTISING & TRAVEL CENTERS INC
filed 1997-09-12
CIK 1020898

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended July 31, 1997

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


                     Issuer's telephone number: 505-266-5985


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]


As of September 14, 1997, 4,384,848 shares of the issuer's common stock were outstanding.

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES


                                      INDEX


                          PART I. FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------
Item 1.           Consolidated Financial Statements

                  Consolidated Balance Sheets as of
                  July 31, 1997 and January 31, 1997........................2

                  Consolidated Statements of Income for the
                  Three Months Ended and Six Months Ended
                  July 31, 1997 and 1996....................................4

                  Consolidated Statements of Cash Flows for the
                  Six months ended July 31, 1997 and 1996...................5

                  Notes to the Consolidated Financial Statements............6

Item 2.           Management's Discussion and Analysis or
                  Plan of Operation ........................................7



                           PART II. OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K.........................12

                  Signatures ..............................................12

PART I. FINANCIAL INFORMATION


ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                     JULY 31,       JANUARY 31,
                                                       1997            1997
                                                    (UNAUDITED)      (AUDITED)
                                                   ------------    ------------
Current assets:
     Cash and cash equivalents                     $     5,555     $     7,519

     Accounts receivable, net                              365             366

     Notes receivable - current maturities                  25              26

     Inventories                                         3,456           3,202

     Prepaid and other current assets                      604             465
                                                   ------------    ------------
     Total current assets                               10,005          11,578


Investment and long-term receivables:

     Investment in partnership                              13              13

     Notes receivable, less current maturities              94              96
                                                   ------------    ------------

     Total investment and long-term receivables            107             109


Property & equipment, net                               13,220           9,971

Intangible assets, less accumulated amortization            96             101
     of $ 114 at July 31, 1997 and $ 108 at
     January 31, 1997

Goodwill, less accumulated amortization of $19 at
     July 31, 1997                                         844              --


Deferred registration costs                                 --              84
                                                   ------------    ------------
     Total assets                                       24,272          21,843
                                                   ============    ============


          See accompanying notes to consolidated financial statements.

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                     JULY 31,       JANUARY 31,
                                                       1997             1997
                                                    (UNAUDITED)      (AUDITED)
                                                   ------------    ------------

Current liabilities:
     Short-term borrowing, bank                            427              --

     Accounts payable and accrued liabilities            1,670           1,597

     Long-term debt, current maturities                    734             576

     Income taxes payable                                  220             145
                                                   ------------    ------------
     Total current liabilities                           3,051           2,318

Deferred income taxes                                       74              43

Long-term debt, less current maturities                  7,302           6,118
                                                   ------------    ------------
     Total liabilities                                  10,427           8,479

Minority interest                                           --             206

Stockholders' equity
     Common stock, $.001 par value; authorized               4               4
     100,000,000 shares; issued and outstanding
     4,384,848 shares

     Additional paid-in capital                         11,604          11,604

     Retained earnings                                   2,237           1,550
                                                   ------------    ------------
     Total stockholders' equity                         13,845          13,158

                                                   ------------    ------------
     Total liabilities and stockholders' equity    $    24,272     $    21,843
                                                   ============    ============

          See accompanying notes to consolidated financial statements.

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                               SIX MONTHS ENDED               THREE MONTHS ENDED
                                         ---------------------------     ---------------------------

                                            JULY 31,       JULY 31,         JULY 31,       JULY 31,
                                              1997           1996             1997           1996
                                          (UNAUDITED)    (UNAUDITED)      (UNAUDITED)    (UNAUDITED)
                                         ------------   ------------     ------------   ------------

Gross sales                              $    14,635    $    12,837      $     7,953    $     6,944

Less discounts on sales                          155            153               78             82
                                         ------------   ------------     ------------   ------------
     Net sales                                14,480         12,684            7,875          6,862

Cost of goods sold                             9,491          8,453            5,032          4,557
                                         ------------   ------------     ------------   ------------
Gross profit                                   4,989          4,231            2,843          2,305

General and administrative expenses           (3,372)        (3,063)          (1,804)        (1,584)

Other income                                      70            314               38            102

Depreciation and amortization                   (528)          (385)            (310)          (192)
                                         ------------   ------------     ------------   ------------
     Operating income                          1,159          1,097              767            631

Other non-operating income (expense):
     Interest income                             145             49               63             25
     Gain on sale of property and                189             11               84             11
     equipment
     Interest expense                           (348)          (332)            (194)          (173)
                                         ------------   ------------     ------------   ------------
     Total other non-operating                   (14)          (272)             (47)          (137)
     income (expense), net
                                         ------------   ------------     ------------   ------------
Income before taxes                            1,145            825              720            494

Income taxes                                     458            330              288            198
                                         ------------   ------------     ------------   ------------

Net income                               $       687    $       495      $       432    $       296
                                         ============   ============     ============   ============

Weighted average common and common
     equivalent shares outstanding         4,384,848      3,433,939        4,384,848      3,499,865


Earnings per common and common
       equivalent share                  $      0.16    $      0.14      $      0.10    $      0.08
                                         ============   ============     ============   ============

          See accompanying notes to consolidated financial statements.

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                          SIX MONTHS ENDED
                                                    ---------------------------

                                                       JULY 31,       JULY 31,
                                                         1997           1996
                                                     (UNAUDITED)    (UNAUDITED)
                                                    ------------   ------------
Cash flows from operating activities:
  Net income                                        $       687    $       495
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                         528            385
      Gain on sale of property and equipment               (189)           (10)
      Deferred income taxes                                  31             --
      Changes in operating assets and liabilities          (258)          (160)
                                                    ------------   ------------
        Net cash provided by operating activities           799            710

Cash flows from investing activities:
  Minority Interest in Partnership                           --             13
  Proceeds from sale of assets                              423            154
  Business acquisitions (note 2)                         (4,865)            --
  Purchases of property and equipment, net               (1,371)          (685)
  Disbursements on notes receivable, net                     (3)          (105)
                                                    ------------   ------------
        Net cash used in investing activities            (5,816)          (623)

Cash flows from financing activities:
  Borrowings on debt                                      3,457          3,126
  Payments on debt                                         (404)        (2,310)
  Proceeds from issuance of common stock, net                --            222
  Proceeds from sale of fractional shares of
    stock sold in conjunction with stock dividend            --              3
  Dividends paid                                             --            (50)
  Payment of registration costs associated with
    initial public offering of common stock                  --           (237)
                                                    ------------   ------------
        Net cash provided by financing activities         3,053            754

Net (decrease) increase in cash and cash equivalents     (1,964)           841

Cash and cash equivalents at beginning of period          7,519          1,602
                                                    ============   ============
Cash and cash equivalents at end of period                5,555          2,443
                                                    ============   ============
Non-Cash Financing Activities:
  Exchange of property and equipment and note             1,284             --
    payable on sale of partnership investment

          See accompanying notes to consolidated financial statements.

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated financial statements for the six months ended July 31, 1997 and July 31, 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-KSB for the fiscal year ended January 31, 1997. Results of operations for interim periods are not necessarily indicative of results which may be expected for the year as a whole.

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

                 Assets acquired and liabilities assumed in the
                          acquisition are as follows:

              Accounts receivable                      $    73,941
              Prepaid sign rent                             15,057
              Vehicles and equipment                        63,500
              Signs                                      3,200,000
              Goodwill                                     863,000
              Accounts payable                             (15,498)
                                                       ------------
                                                       $ 4,200,000
                                                       ============

     The following proforma consolidated results of operations have been prepared as if the acquisition of Pony Panels occurred on February 1, 1997 and 1996:

                     (in thousands except per share amounts)

                                                   Six Months Ended
                                                        July 31
                                                   ----------------
                                                   1997        1996
                                                   ----        ----

             Gross sales                        $ 14,542    $ 13,172

             Net income                              673         451

             Earnings per common and
                 common equivalent share        $    .15    $    .13

     The proforma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

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

3. Sale of Partnership Investment: On June 16, 1997 the Company liquidated its partnership interest in its Las Cruces real estate investment at a gain of approximately $78,000. Total proceeds of $180,340 were received on August 26, 1997.

4. Available Financing: On May 2, 1997, the Company secured an additional $1 million line of credit with one of its existing lenders. The line carries a variable interest rate based on the bank's prime lending rate (8.5% on May 2, 1997). The primary purpose of the line of credit is to finance future acquisitions of outdoor advertising assets.

5. As of July 31, 1997, there were approximately 40 shareholders of record of the Company's common stock. Included in the shareholders of record are approximately 829 beneficial shareholders of the Company's common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

The following is a discussion of the consolidated financial condition and results of operations of the Company as of and for the two interim periods ended July 31, 1997 and 1996. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes related thereto included in the Company's Form 10-KSB for the fiscal year ended January 31, 1997.

The Company operates in two industry segments, travel centers and outdoor advertising. In order to perform a meaningful evaluation of the Company's performance in each of its operating segments, the Company has presented selected operating data which separately sets forth the revenue, expenses and operating income attributable to each segment , and also separately sets forth the corporate expenses of the Company which are not properly allocable to either of the Company's segments for purposes of determining their respective operating income. The discussion of results of operations which follows compares such selected operating data and corporate expense data for the interim periods presented.

The forward-looking statements included in Management's Discussion and Analysis or Plan of Operation, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially form those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to those discussed herein.

RESULTS OF OPERATIONS

The following table presents certain income and expense items derived from the Consolidated Statements of Income for the six months ended July 31 (unaudited and amounts in thousands):

                                                                        % INCR/
                                            1997             1996        (DECR)
                                            ----             ----        ------
TRAVEL CENTERS:
  Gross revenues                        $    12,375      $    11,208      10.4%
  Discounts on sales                            155              153       1.3%
                                        ------------     ------------
  Net revenues                               12,220           11,055      10.5%
  Cost of sales                               8,247            7,422      11.1%
                                        ------------     ------------
                                              3,973            3,633       9.4%
  General and administrative expenses         2,776            2,615       6.2%
  Depreciation and amortization                 207              176      17.6%
                                        ------------     ------------
  Operating income                              990              842      17.6%

OUTDOOR ADVERTISING:
  Revenues                                    2,260            1,629      38.7%
  Operating expenses:
  Direct operating expenses                   1,244            1,031      20.7%
  General and administrative expenses           354              208      70.2%
  Depreciation and amortization                 252              133      89.5%
                                        ------------     ------------
  Operating income                              410              257      59.5%

CORPORATE AND OTHER:
  General and administrative expenses          (242)            (240)      1.0%
  Depreciation and amortization                 (69)             (76)     (9.2%)
  Interest expense                             (348)            (332)      4.8%
  Other income, net                             404              374       8.0%
                                        ------------     ------------

INCOME BEFORE TAXES                           1,145              825      38.8%

INCOME TAXES                                    458              330      38.8%
                                        ------------     ------------

NET INCOME                              $       687      $       495      38.8%
                                        ============     ============



COMPARISON OF THE SIX MONTHS ENDED JULY 31, 1997 AND JULY 31, 1996

TRAVEL CENTERS. Gross revenues at the Company's travel centers increased 10.4% to $12.375 million for the six months ended July 31, 1997 from $11.208 million for the six months ended July 31, 1996. This increase is primarily attributable to increased retail and wholesale gasoline sales which increased $897,235, or 15.4%, for the six months ended July 31, 1997, as compared to the six months ended July 31, 1996. Merchandise sales rose $290,000 to $3.911 million for the six months ended July 31,1997 from $3.621 million for the six months ended July 31, 1996. Restaurant sales, changing little, decreased to $1.744 million in the six months ended July 31,1997 from $1.764 in the six months ended July 31,1996.

Cost of goods sold for the travel centers increased 11.1% to $8.247 million for the six months ended July 31, 1997 from $7.422 million for the six months ended July 31, 1996, primarily as result of increased retail gasoline sales and the addition of its wholesale gasoline operations.

General and administrative expenses for travel centers consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses for the travel centers increased to $2.776 million for the six months ended July 31, 1997 from $2.615 million for the six months ended July 31, 1996.

Depreciation and amortization expense increased to $ 207,000 for the six months ended July 31, 1997 as compared to $176,000 for the six months ended July 31, 1996. The increase is attributable to additions to depreciable assets during the current interim period.

The above factors contributed to an overall increase in travel center operating income of 17.6% to $990,000 for the six months ended July 31,1997 from $842,000 for the six months ended July 31, 1996. This increase is primarily attributable to the rise in retail gasoline sales and wholesale distribution of CITGO brand petroleum.

OUTDOOR ADVERTISING. Revenues from the Company's outdoor advertising increased 38.7% to $2.26 million for the six months ended July 31, 1997 from $1.629 million for the six months ended July 31, 1996. The increase was primarily attributable to increased usage of available sign inventory, increases in rates and the assimilation of the Company's acquisition of the outdoor advertising assets of The McCarty Company (known as Pony Panels) which was effective April 1, 1997. First six months' billing revenues from the acquired assets were approximately $240,000.

Operating expenses related to outdoor advertising consist of direct operating expenses, which include rental payments to property owners for the use of land on which advertising displays are located, production expenses and selling expenses. Production expenses include salaries for operations personnel and real estate representatives, property taxes, materials and repairs and maintenance of advertising displays. Selling expenses consist primarily of salaries and commissions for salespersons and travel and entertainment related to sales. Direct operating costs increased 20.7% to $1.244 for the six months ended July 31, 1997 from $1.031 for the six months ended July 31, 1996, principally due to the addition of production personnel, the assimilation of direct operating costs associated with the Pony Panels acquisition and increased costs related to repairs and maintenance of existing advertising displays.

General and administrative expenses for outdoor advertising consist of salaries and wages for administrative personnel, insurance, legal fees, association dues and subscriptions and other indirect operating expenses. General and administrative expenses, as a result of higher administrative salaries, increased 70.2% to $354,000 for the six months ended July 31, 1997 from $208,000 for the six months ended July 31, 1996.

Depreciation and amortization expense increased 89.5% to $252,000 for the six months ended July 31, 1997 from $133,000 for the six months ended July 31, 1996. The increase is attributable to scheduled depreciation of additional advertising display structures and machinery and equipment. In addition, depreciation and amortization expense increased as a result of the $88,000 of depreciation of the value assigned to advertising display structures acquired in the Pony Panels acquisition and the amortization of the related goodwill.

The above factors contributed to the increase in outdoor advertising operating income of 59.5% to $410,000 for the six months ended July 31, 1997 from $257,000 for the six months ended July 31, 1996. In addition, earnings before interest, taxes, depreciation and amortization (EBITDA) for outdoor advertising increased 69.7% to $662,000 for the six months ended July 31, 1997 from $390,000 for the six months ended July 31, 1996. The EBITDA margin for outdoor advertising increased to 29.3% for the six months ended July 31, 1997 as compared to 23.9% for the six months ended July 31, 1996.

CORPORATE AND OTHER. General and administrative expenses for corporate and other operations of the Company consist primarily of executive and administrative compensation and benefits, accounting, legal and investor relations fees. General and administrative expenses increased slightly to $242,000 for the six months ended July 31, 1997 as compared to $240,000 for the six months ended July 31, 1996.

Depreciation and amortization expenses for the Company's corporate and other operations consist of depreciation associated with the corporate headquarters, furniture and fixtures related thereto and its subsidiary. Depreciation and amortization expenses decreased to $69,000 for the six months ended July 31, 1997 as compared to $76,000 for the six months ended July 31, 1996.

Interest expense increased slightly to $348,000 for the six months ended July 31, 1997 as compared to $332,000 for the six months ended July 31, 1996.

Other income, net, primarily includes operating revenues and expenses from the Company's subsidiary, farm income and gains and/or losses from the sales of assets. Other income, net, increased 8.0% to $404,000 for the six months ended July 31, 1997 as compared to $374,000 for the six months ended July 31, 1996.

Income before taxes increased 38.8% to $1.145 for the six months ended July 31, 1997 as compared to $825,000 for the six months ended July 31, 1996. As a percentage of gross revenues, income before taxes increased to 7.8% for the six months ended July 31, 1997 as compared to 6.4% for the six months ended July 31, 1996.

Income taxes were $458,000 for the six months ended July 31, 1997 as compared to $330,000 for the six months ended July 31, 1996, as result of higher pretax income.

The foregoing factors contributed to the Company's increase in net income for the six months ended July 31, 1997 of $687,000 as compared to $495,000 for the six months ended July 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 1997, the Company had working capital of $6.954 million and a current ratio of 3.3:1, compared to working capital of $9.3 million and a current ratio of 5.0:1 at January 31, 1997. Net cash provided by operating activities was $799,000 for the six months ended July 31, 1997 as compared to cash provided by operating activities of $710,000 for the six months ended July 31, 1996. This increase is primarily attributable to depreciation and amortization expenses from acquisitions made during the first quarter and which have no effect on the use of cash. Net cash used for investing activities for the six months ended July 31, 1997 was $5.816 million, of which $4.2 million was used in the purchase of the outdoor advertising assets of Pony Panels. On April 26, 1997 and April 29, 1997, the Company purchased all of the outdoor advertising assets of General Outdoor Advertising and Mesa Outdoor Advertising for $240,000 and $425,000, respectively. In addition, approximately $300,000 was used for the purchase of land for the construction of a new travel center complex. For the six months ended July 31, 1996, net cash used for investing activities was $623,000. Net cash provided by financing activities for the six months ended July 31, 1997 was $3.053 million as compared to $754,000 for the six months ended July 31, 1996. The majority of such cash was utilized to finance the outdoor advertising acquisitions previously noted. The Company incurred indebtedness in the amount of $2.5 million for the Pony Panels acquisition and $275,000 for the Mesa acquisition.

On April 26, 1997, the Company purchased the outdoor advertising assets of General Outdoor Advertising for $240,000 in cash. The cash was provided from proceeds of the Company's initial public offering ("IPO") of common stock in December 1996.

On April 29, 1997, the Company purchased the outdoor advertising assets of Mesa Outdoor Advertising for $150,000 in cash and a note payable to the former owner in the amount of $275,000. The cash was provided from proceeds of the Company's IPO. The note is secured by the assets purchased, bears interest at a fixed rate of 9.0% per annum and matures on May 1, 2007.

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

Although the Company does not have any agreements in place, it is currently negotiating with an independent party for the acquisition of outdoor advertising assets and one independent party for the purchase of three travel centers. The Company does not believe that any of these acquisitions are probable and the Company has not executed a letter of intent or other agreement, binding or non-binding, to make such acquisitions. Any such acquisition would be subject to the negotiation and execution of definitive agreements, appropriate financing arrangements, performance of due diligence, approval of the Company's Board of Directors, receipt by the Company of unqualified audited financial statements, and the satisfaction of other customary closing conditions. The Company would likely finance any such acquisitions with cash, additional indebtedness or a combination of the two. To the extent that any such acquisition would be paid for by the Company in cash, the Company could decide to use a portion of the remaining net proceeds from the IPO, use funds from its ongoing operations, seek additional financing from a commercial lender or some combination of the foregoing. Any commercial financing obtained for purposes of acquiring additional assets is likely to impose certain financial and other restrictive covenants upon the Company and increase the Company's interest expense.

PART II - OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         (a).     Exhibit No.         Exhibit Name
                  -----------         ------------
                     10.43            Promissory Note, dated as of May 2, 1997,
                                      payable by the Registrant to Norwest Bank
                                      in the aggregate principal amount of
                                      $1,000,000

                     27               Financial Data Schedule

         (b). The Company filed a Form 8-K on May 1, 1997 to report its acquisition of the outdoor advertising assets of Pony Panels. No financial statements were required to be filed.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:             September 15, 1997

                               BOWLIN
                               Outdoor Advertising & Travel Centers Incorporated

                               /s/ Michael L. Bowlin
                               ---------------------
                               Michael L. Bowlin, Chairman of the Board,
                               President and Chief Executive Officer

                               /s/ H. Eric Peitz
                               ---------------------
                               H. Eric Peitz, Chief Financial Officer
                               (Principal Financial and Accounting Officer)