Form 10QSB
period 1997-10-31
BOWLIN OUTDOOR ADVERTISING & TRAVEL CENTERS INC
filed 1997-12-16
CIK 1020898

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended October 31, 1997

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


                     Issuer's telephone number: 505-266-5985


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

As of December 15, 1997, 4,384,848 shares of the issuer's common stock were outstanding.

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES


                                      INDEX


                          PART I. FINANCIAL INFORMATION

                                                                        Page No.

Item 1.           Consolidated Financial Statements

                  Consolidated Balance Sheets as of
                  October 31, 1997 and January 31, 1997.....................2

                  Consolidated Statements of Income for the
                  Three Months and Nine Months Ended
                  October 31, 1997 and 1996.................................4

                  Consolidated Statements of Cash Flows for the
                  Nine Months Ended October 31, 1997 and 1996...............5

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

                  Signatures ..............................................12

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements


                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                     Assets
                        (In thousands, except share data)

                                                    October 31,     January 31,
                                                        1997            1997
                                                    (Unaudited)      (Audited)
                                                    -----------     -----------
Current assets:
    Cash and cash equivalents                       $     4,757     $     7,519

    Accounts receivable, net                                419             366

    Notes receivable - current maturities                    27              26

    Inventories                                           3,618           3,202

    Prepaid and other current assets                        415             465
                                                    -----------     -----------

    Total current assets                                  9,236          11,578


Investment and long-term receivables:

    Investment in partnership                                13              13

    Notes receivable, less current maturities                91              96
                                                    -----------     -----------

    Total investment and long-term receivables              104             109


Property & equipment, net                                13,667           9,971

Intangible assets, less accumulated amortization
of $ 115 at October 31, 1997 and $ 108 at
January 31, 1997                                             94             101

Goodwill, less accumulated amortization of $34 at
    October 31, 1997                                        829               -


Deferred registration costs                                   -              84
                                                    -----------     -----------
      Total assets                                  $    23,930     $    21,843
                                                    ===========     ===========


          See accompanying notes to consolidated financial statements.

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                           Consolidated Balance Sheets
                      Liabilities and Stockholders' Equity
                        (In thousands, except share data)


                                                    October 31,     January 31,
                                                       1997             1997
                                                    (Unaudited)      (Audited)
                                                    -----------     -----------

Current liabilities:
    Short-term borrowing, bank                      $       500     $         -

    Accounts payable and accrued liabilities              1,355           1,597

    Long-term debt, current maturities                      693             576

    Income taxes payable                                     56             145
                                                    -----------     -----------

    Total current liabilities                             2,604           2,318

Deferred income taxes                                        93              43

Long-term debt, less current maturities                   7,129           6,118
                                                    -----------     -----------

    Total liabilities                                     9,822           8,479

Minority interest                                             -             206

Stockholders' equity
    Common stock, $.001 par value; authorized
    100,000,000 shares; issued and outstanding
    4,384,848 shares                                          4               4

    Additional paid-in capital                           11,604          11,604

    Retained earnings                                     2,496           1,550

                                                    -----------     -----------
    Total stockholders' equity                           14,104          13,158

                                                    -----------     -----------
    Total liabilities and stockholders' equity      $    23,930     $    21,843
                                                    ===========     ===========


          See accompanying notes to consolidated financial statements.

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                        Consolidated Statements of Income
                 (In thousands, except share and per share data)



                                            Three Months Ended                  Nine Months Ended
                                       ----------------------------       ----------------------------

                                         Oct 31,          Oct 31,           Oct 31,          Oct 31,
                                           1997             1996              1997            1996
                                       (Unaudited)      (Unaudited)       (Unaudited)      (Unaudited)
                                       -----------      -----------       -----------      -----------


Gross sales                            $     6,728      $     6,355       $    21,362      $    19,191

Less discounts on sales                         66               75               221              228
                                       -----------      -----------       -----------      -----------

       Net sales                             6,662            6,280            21,141           18,963

Cost of goods sold                           4,230            4,292            13,720           12,746
                                       -----------      -----------       -----------      -----------
                                             2,432            1,988             7,421            6,217
       Gross profit


General and administrative expenses         (1,616)          (1,467)           (4,988)          (4,530)

Other income                                     8              168                78              464

 Depreciation and amortization                (305)            (208)             (833)            (593)
                                       -----------      -----------       -----------      -----------
       Operating income
                                               519              481             1,678            1,558

Other non-operating income (expense):
       Interest income                          71               13               216               81

       Gain on sale of property and
       equipment                                 -                -               189               11

       Interest expense                       (186)            (175)             (534)            (507)
                                       -----------      -----------       -----------      -----------
       Total other non-operating
       income (expense), net                  (115)            (162)             (129)            (415)

                                       -----------      -----------       -----------      -----------
Income before taxes                            404              319             1,549            1,143

Income taxes                                   146              127               604              457

                                       -----------      -----------       -----------      -----------

Net income                             $       258      $       192       $       945      $       686
                                       ===========      ===========       ===========      ===========


Weighted average common and common
    equivalent shares outstanding        4,384,848        3,496,781         4,384,848        3,452,991


Earnings per common and common
    equivalent share                   $      0.06      $      0.06       $      0.22      $      0.20
                                       ===========      ===========       ===========      ===========


          See accompanying notes to consolidated financial statements.

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                                   Nine Months Ended
                                                                             ------------------------------

                                                                             October 31,        October 31,
                                                                                 1997               1996
                                                                             (Unaudited)        (Unaudited)
                                                                             -----------        -----------
Cash flows from operating activities:
      Net income                                                             $       945        $       686
      Adjustments to reconcile net income to net cash provided by operating activities:
             Depreciation and amortization                                           833                593
             Gain on sale of property and equipment                                 (189)               (11)
             Deferred income taxes                                                    50                  -
             Changes in operating assets and                                        (764)              (807)
             liabilities                                                     -----------        -----------

                       Net cash provided by operating activities                     875                461

Cash flows from investing activities:
      Minority Interest in Partnership                                                 -                 13
      Proceeds from sale of assets                                                   423                  -
      Business acquisitions (note 2)                                              (4,865)                 -
      Purchases of property and equipment, net                                    (2,110)            (1,218)
      Proceeds (disbursements) on notes receivable, net                                4                (37)
                                                                             -----------        -----------

                   Net cash used in investing activities                          (6,548)            (1,242)

Cash flows from financing activities:
      Borrowings on debt                                                           3,532              5,533
      Payments on debt                                                              (621)            (4,043)
      Proceeds from issuance of common stock, net                                      -                222
      Proceeds from sale of fractional shares of stock sold in
      conjunction  with stock dividend                                                 -                  3
      Dividends    paid                                                                -                (51)
      Payment of   registration costs associated with initial
           public offering of common stock                                             -               (342)

                                                                             -----------        -----------
                   Net cash provided by financing activities                       2,911              1,322

Net (decrease) increase in cash and cash equivalents                              (2,762)               541

Cash and cash equivalents at beginning of period                                   7,519              1,602
                                                                             ===========        ===========
Cash and cash equivalents at end of period                                         4,757              2,143
                                                                             ===========        ===========

Non-Cash Financing Activities:
      Exchange of property and equipment and note payable                          1,284                  -
      on sale of partnership investment


          See accompanying notes to consolidated financial statements.

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. The consolidated financial statements for the nine months ended October 31, 1997 and October 31, 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-KSB for the fiscal year ended January 31, 1997. Results of operations for interim periods are not necessarily indicative of results which may be expected for the year as a whole.

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

   Assets acquired and liabilities assumed in the acquisition are as follows:

                  Accounts receivable              $    73,941
                  Prepaid sign rent                     15,057
                  Vehicles and equipment                63,500
                  Signs                              3,200,000
                  Goodwill                             863,000
                  Accounts payable                     (15,498)
                                                   -----------
                                                   $ 4,200,000
                                                   ===========

     The following proforma consolidated results of operations have been prepared as if the acquisition of Pony Panels occurred on February 1, 1997 and 1996:

                     (in thousands except per share amounts)

                                                        Nine Months Ended
                                                            October 31
                                                        1997         1996
                                                        ----         ----

                  Gross sales                       $ 21,474     $ 19,389

                  Net income                             931          675

                  Earnings per common and
                      common equivalent share       $    .21     $    .20



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

5. Subsequent Events: On November 25, 1997 the Company entered into a credit agreement with one of its existing lenders for the following: 1) a facility line, which is a multiple advance line, in the amount of $8,000,000 to fund acquisition of existing travel centers, or construction of new travel centers, and the purchase of related equipment; 2) a leasing line in the amount of $2,000,000; and 3) a working capital open line in the amount of $500,000. This agreement carries a variable interest rate based on the bank's prime lending rate, 8.5%

     On  December  9,  1997,  the  Company  acquired  all  of the  tangible  and intangible assets of Sweezy Outdoor Advertising Inc. (Sweezy) for $1,655,000. The consideration paid was funded by proceeds from the IPO of $655,000 and $1,000,000 of bank debt. The bank debt was provided by Norwest Bank N.A. at the bank's prevailing prime rate (8.5% at closing). The bank debt is subject to certain financial and other restrictive covenants. Sweezy owned and operated sixty-eight 14' x 48' bulletin faces in central Texas. The Company also entered into a non-compete agreement with the former principals of Sweezy for annual installments of $40,000 per year for a period of ten years from the date of acquisition.


Item 2.  Management's Discussion and Analysis or Plan of Operation.

Overview

The following is a discussion of the consolidated financial condition and results of operations of the Company as of and for the three interim periods ended October 31, 1997 and 1996. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes related thereto included in the Company's Form 10-KSB for the fiscal year ended January 31, 1997.

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

The forward-looking statements included in Management's Discussion and Analysis or Plan of Operation, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to those discussed herein.

Results of Operations

The following table presents certain income and expense items derived from the Consolidated Statements of Income for the nine months ended October 31 (unaudited and amounts in thousands):


                                                                                      % Incr/
                                               1997                 1996               (Decr)
                                               ----                 ----               ------
Travel centers:
      Gross revenues                       $    17,835           $   16,668              7.0%
      Discounts on sales                           221                  228            (3.1)%
                                           -----------           ----------
      Net revenues                              17,614               16,440              7.1%
      Cost of sales                             11,814               11,165              5.8%
                                           -----------           ----------
                                                 5,800                5,275              9.9%
      General and administrative expenses        4,092                3,867              5.8%

      Depreciation and amortization                318                  282             12.7%
                                           -----------           ----------
      Operating income                           1,390                1,126             23.4%

Outdoor advertising:
      Revenues                                   3,527                2,523             39.7%

      Operating expenses:
      Direct operating expenses                  1,906                1,581             20.5%

      General and administrative expenses          538                  307             75.2%

      Depreciation and amortization                419                  204            105.3%
                                           -----------           ----------
      Operating income                             664                  431             54.0%

Corporate and other:
      General and administrative expenses         (358)                (356)             0.5%

      Depreciation and amortization                (96)                (107)          (10.2)%
      Interest expense                            (534)                (507)             5.3%

      Other income, net                            483                  556           (13.1)%
                                           -----------           ----------


Income before taxes                              1,549                1,143             35.5%

Income taxes                                       604                  457             32.2%
                                           -----------           ----------

Net income                                 $       945           $      686             37.8%
                                           ===========           ==========


Comparison of the Nine Months Ended October 31, 1997 and October 31, 1996

Travel Centers. Gross revenues at the Company's travel centers increased 7.0% to $17.835 million for the nine months ended October 31, 1997 from $16.668 million for the nine months ended October 31, 1996. This increase is primarily attributable to increased retail and wholesale gasoline sales which increased $959,241, or 10.9%, for the nine months ended October 31, 1997, as compared to the nine months ended October 31, 1996. Merchandise sales are flat at $5.329 million for the nine months ended October 31,1997 as compared to $5.334 million for the nine months ended October 31, 1996. Restaurant sales, changing little, decreased to $2.457 million in the nine months ended October 31,1997 from $2.557 million in the nine months ended October 31,1996.

Cost of goods sold for the travel centers increased 5.8% to $11.814 million for the nine months ended October 31, 1997 from $11.165 million for the nine months ended October 31, 1996, primarily as result of increased retail gasoline sales and the addition of its wholesale gasoline operations.

General and administrative expenses for travel centers consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses for the travel centers increased to $4.092 million for the nine months ended October 31, 1997 from $3.867 million for the nine months ended October 31, 1996.

Depreciation and amortization expense increased to $318,000 for the nine months ended October 31, 1997 as compared to $282,000 for the nine months ended October 31, 1996. The increase is attributable to additions to depreciable assets during the current interim periods.

The above factors contributed to an overall increase in travel center operating income of 23.4% to $1.390 million for the nine months ended October 31,1997 from $1.126 million for the nine months ended October 31, 1996. This increase is primarily attributable to the rise in retail gasoline sales and wholesale distribution of CITGO brand petroleum.

Outdoor Advertising. Revenues from the Company's outdoor advertising increased 39.7% to $3.527 million for the nine months ended October 31, 1997 from $2.523 million for the nine months ended October 31, 1996. The increase was primarily attributable to increased usage of available sign inventory, increases in rates and the assimilation of the Company's acquisitions including the outdoor advertising assets of The McCarty Company (known as Pony Panels) which was effective April 1, 1997. First nine months' billing revenues from the acquired assets were approximately $377,000.

Operating expenses related to outdoor advertising consist of direct operating expenses, which include rental payments to property owners for the use of land on which advertising displays are located, production expenses and selling expenses. Production expenses include salaries for operations personnel and real estate representatives, property taxes, materials and repairs and maintenance of advertising displays. Selling expenses consist primarily of salaries and commissions for salespersons and travel and entertainment related to sales. Direct operating costs increased 20.5% to $1.906 million for the nine months ended October 31, 1997 from $1.581 million for the nine months ended October 31, 1996, principally due to the addition of production personnel, the assimilation of direct operating costs associated with the Pony Panels acquisition and increased costs related to repairs and maintenance of existing advertising displays.

General and administrative expenses for outdoor advertising consist of salaries and wages for administrative personnel, insurance, legal fees, association dues and subscriptions and other indirect operating expenses. General and administrative expenses, as a result of higher administrative salaries, increased 75.2% to $538,000 for the nine months ended October 31, 1997 from $307,000 for the nine months ended October 31, 1996.

Depreciation and amortization expense increased 105.3% to $419,000 for the nine months ended October 31, 1997 from $204,000 for the nine months ended October 31, 1996. The increase is attributable to scheduled depreciation of additional advertising display structures and machinery and equipment. In addition, depreciation and amortization expense increased as a result of the $165,000 of depreciation of the advertising display structures acquired in the Pony Panels acquisition and the amortization of goodwill.

The above factors contributed to the increase in outdoor advertising operating income of 54.0% to $664,000 for the nine months ended October 31, 1997 from $431,000 for the nine months ended October 31, 1996. In addition, earnings before interest, taxes, depreciation and amortization (EBITDA) for outdoor advertising increased 70.6% to $1.083 million for the nine months ended October 31, 1997 from $635,000 for the nine months ended October 31, 1996. The EBITDA margin for outdoor advertising increased to 30.7% for the nine months ended October 31, 1997 as compared to 25.1% for the nine months ended October 31, 1996.

Corporate and Other. General and administrative expenses for corporate and other operations of the Company consist primarily of executive and administrative compensation and benefits, accounting, legal and investor relations fees. General and administrative expenses increased slightly to $358,000 for the nine months ended October 31, 1997 as compared to $356,000 for the nine months ended October 31, 1996.

Depreciation and amortization expenses for the Company's corporate and other operations consist of depreciation associated with the corporate headquarters, furniture and fixtures related thereto and its former subsidiary. Depreciation and amortization expenses decreased to $96,000 for the nine months ended October 31, 1997 as compared to $107,000 for the nine months ended October 31, 1996.

Interest expense increased slightly to $534,000 for the nine months ended October 31, 1997 as compared to $507,000 for the nine months ended October 31, 1996.

Other income, net, primarily includes operating revenues and expenses from the Company's former subsidiary, farm income and gains and/or losses from the sales of assets. Other income, net, decreased 13.1% to $483,000 for the nine months ended October 31, 1997 as compared to $556,000 for the nine months ended October 31, 1996.

Income before taxes increased 35.5% to $1.549 million for the nine months ended October 31, 1997 as compared to $1.143 million for the nine months ended October 31, 1996. As a percentage of gross revenues, income before taxes increased to 7.2% for the nine months ended October 31, 1997 as compared to 5.9% for the nine months ended October 31, 1996.

Income taxes were $604,000 for the nine months ended October 31, 1997 as compared to $457,000 for the nine months ended October 31, 1996, as the result of higher pretax income.

The foregoing factors contributed to the Company's increase in net income for the nine months ended October 31, 1997 to $945,000 as compared to $686,000 for the nine months ended October 31, 1996.

Liquidity and Capital Resources

At October 31,  1997,  the Company had working  capital of $6.632  million and a current  ratio of 3.5:1,  compared  to working  capital of $9.260  million and a current ratio of 5.0:1 at January 31, 1997. Net cash provided by operating activities was $875,000 for the nine months ended October 31, 1997 as compared to net cash provided by operating activities of $461,000 for the nine months ended October 31, 1996. This increase is primarily attributable to increases in net income and increased depreciation and amortization expenses from acquisitions made during the year. Net cash used for investing activities for the nine months ended October 31, 1997 was $6.548 million, of which $4.2 million was used in the purchase of the outdoor advertising assets of Pony Panels. On April 26, 1997 and April 29, 1997, the Company purchased all of the outdoor advertising assets of General Outdoor Advertising and Mesa Outdoor Advertising for $240,000 and $425,000, respectively. In addition, approximately $300,000 was used for the purchase of land for the construction of a new travel center complex. For the nine months ended October 31, 1996, net cash used for investing activities was $1.242 million. Net cash provided by financing activities for the nine months ended October 31, 1997 was $2.911 million as compared to $1.322 million for the nine months ended October 31, 1996. The majority of such cash was utilized to finance the outdoor advertising acquisitions previously noted. The Company incurred indebtedness in the amount of $2.5 million for the Pony Panels acquisition and $275,000 for the Mesa acquisition.

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

Although the Company does not have any agreements in place, it is currently negotiating with an independent party for the acquisition of outdoor advertising assets. The Company does not believe that any of these acquisitions are probable and the Company has not executed a letter of intent or other agreement, binding or non-binding, to make such acquisitions. Any such acquisition would be subject to the negotiation and execution of definitive agreements, appropriate financing arrangements, performance of due diligence, approval of the Company's Board of Directors, receipt by the Company of unqualified audited financial statements, and the satisfaction of other customary closing conditions. The Company would likely finance any such acquisitions with cash, additional indebtedness or a combination of the two. To the extent that any such acquisition would be paid for by the Company in cash, the Company could decide to use a portion of the remaining net proceeds from the IPO, use funds from its ongoing operations, seek additional financing from a commercial lender or some combination of the foregoing. Any commercial financing obtained for purposes of acquiring additional assets is likely to impose certain financial and other restrictive covenants upon the Company and increase the Company's interest expense.

PART II - OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K.

    (a).   Exhibit No.  Exhibit  Name
           -----------  -------------
               2.2      Purchase   Agreement  dated  December 9, 1997 between
                        the  Registrant  and Sweezy Outdoor  Advertising, Inc.

              10.43 Promissory Note, dated as of May 2, 1997, payable by the Registrant to Norwest Bank in the aggregate principal amount of $1,000,000

              10.44 Credit Agreement with First Security Bank, dated as of November 25, 1997, granting the Registrant funds in the aggregate principal amount of $10,500,000

                 27      Financial Data Schedule

         (b). The Company filed a Form 8-K on May 1, 1997 to report its acquisition of the outdoor advertising assets of Pony Panels. No financial statements were required to be filed.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:             December 15, 1997
                               BOWLIN
                               Outdoor Advertising & Travel Centers Incorporated

                               /s/ Michael L. Bowlin
                               Michael L. Bowlin, Chairman of the Board,
                               President and Chief Executive Officer


                               /s/ Nina J. Pratz
                               Nina J. Pratz, Chief Financial Officer
                               (Principal Financial and Accounting Officer)