Form 10KSB
period 1998-01-31
BOWLIN OUTDOOR ADVERTISING & TRAVEL CENTERS INC
filed 1998-04-30
CIK 1020898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 1998
                                                          OR
[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT
     OF 1934 FOR THE TRANSITION PERIOD FROM [        ] TO [         ]

                           COMMISSION FILE NO. 0-21451

            BOWLIN Outdoor Advertising & Travel Centers Incorporated
                 (Name of small business issuer in its charter)

             NEVADA                                       85-0113644
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


   150 LOUISIANA NE, ALBUQUERQUE, NM                        87108
(Address of principal executive offices)                  (Zip Code)

                    Issuer's telephone number: 505-266-5985

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

     Title of each class               Name of each exchange on which registered
Common Stock , $.001 Par Value                            AMEX


         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                                      NONE

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

The issuer's revenues for its most recent fiscal year were $27,439,398.

The aggregate market value of the voting stock held by non-affiliates of the registrant at April 13, 1998 was $17,150,123.

The number of shares of Common Stock, $.001 par value, outstanding as of April 13, 1998: 4,384,848
          ---------

DOCUMENTS INCORPORATED BY REFERENCE:

None

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Forward-Looking Statements

     Certain statements in this Annual Report on Form 10-KSB constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and should be read in conjunction with the Consolidated Financial Statements of BOWLIN Outdoor Advertising & Travel Centers Incorporated, a Nevada Corporation (the "Company" or "BOWLIN"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the Company's actual results to differ materially from those contained in these forward-looking statements, including those set forth under the heading "RISK FACTORS" under ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION and the risks and other factors described elsewhere. The cautionary factors, risks and other factors presented should not be construed as exhaustive. The Company assumes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Company Overview

     The Company is a regional leader in the operation of travel centers and outdoor advertising displays dedicated to serving the traveling public in rural and smaller metropolitan areas of the Southwestern United States. The Company's tradition of serving the public dates back to 1912, when the Company's founder, Claude M. Bowlin, started trading goods and services with Native Americans in New Mexico. BOWLIN currently operates fourteen full-service travel centers along interstate highways in Arizona and New Mexico. The Company advertises its travel centers through a network of over 350 outdoor advertising display faces. The Company's travel centers offer brand name food, gasoline and a variety of unique Southwestern merchandise to the traveling public.

     In addition to its travel centers, the Company operates over 2,760 revenue-generating outdoor advertising display faces for third party customers such as hotels and motels, restaurants and consumer products. These display faces are strategically situated primarily along interstate highways in Arizona, New Mexico, and Texas and, to a lesser extent, in Colorado and Oklahoma. The Company provides a comprehensive range of outdoor advertising services to its clients, including customized design and production services. Although the Company faces substantial competition in each of its operational areas, the Company believes that few of its competitors offer the same breadth of products and services dedicated to the traveling public.


Recent Developments

     On April 1, 1997, the Company acquired all of the assets and assumed certain liabilities of the outdoor advertising division of The McCarty Company (known as Pony Panels) for $4.2 million cash. The purchased assets consisted primarily of accounts receivable, prepaid assets, sign structures, vehicles, machinery, operating equipment, office furniture and equipment, lease rights and goodwill. The liabilities consisted primarily of trade accounts payable. The purchase price was funded from proceeds of the initial public offering (IPO) of $1.7 million and bank debt ($2.5 million) provided by Norwest Bank Minnesota, N.A. at the bank's prime rate (8.5% at closing) and matures on April 2, 2007. The bank debt is subject to certain financial and other restrictive covenants.

     On April 26, 1997, the Company acquired the outdoor assets of General Outdoor Advertising for $240,000 in cash. The cash was provided from proceeds of the Company's initial public offering (IPO) of common stock.

     On April 29, 1997, the Company acquired the outdoor advertising assets of Mesa Outdoor Advertising for $425,000. The purchase price was funded from IPO proceeds ($150,000) and a note payable to the former owner in the amount of $275,000 at a fixed rate of 9.0% per annum and matures May 1, 2007.

     On November 25, 1997 the Company entered into a credit agreement with one of its existing lenders for the following: 1) a facility line, which is a multiple advance line, in the amount of $8,000,000 to fund acquisition of existing travel centers, or construction of new travel centers, and the purchase of related equipment; 2) a leasing line in the amount of $2,000,000; and 3) a working capital open line in the amount of $500,000. This agreement carries a variable interest rate based on the bank's prime lending rate, 8.5%.

     On December 9, 1997, the Company acquired all of the assets of Sweezy Outdoor Advertising Inc. (Sweezy) for $1.7 million. The purchased assets consisted primarily of sign structures, vehicles, operating equipment and office furniture and equipment. The consideration paid was funded by $700,000 of IPO proceeds and $1.0 million of bank debt. The bank debt was provided by Norwest Bank Minnesota, N.A. at the bank's prime rate (8.5% at closing). The bank debt is subject to certain financial and other restrictive covenants. The Company also entered into a "Non-Competition" agreement with the principals of Sweezy for a period of ten years from the date of acquisition.

Subsequent Events

     On February 1, 1998, the Company acquired the outdoor advertising assets of Big-Tex Outdoor Advertising for $1,559,000. The purchased assets consisted primarily of sign structures, vehicles, operating equipment and office furniture and equipment. The consideraton paid was funded by $559,000 of IPO proceeds and $1.0 million of bank debt. The bank debt was provided by Norwest Bank Minnesota, N.A. at the bank's prime rate (8.5% at closing). The bank debt is subject to certain financial and other restrictive covenants. The Company also entered into a "Non-Competition" agreement with the principal of Big-Tex for a period of ten years beginning in February 1999.

     On March 3, 1998, the Company acquired the outdoor advertising assets of Norwood Outdoor, Inc. for $1.0 million. The consideration was funded by $350,000 of IPO proceeds and $650,000 of bank debt. The bank debt was provided by Norwest Bank Minnesota, N.A. at the bank's prime rate (8.5% at closing). The bank debt is subject to certain financial and other restrictive covenants. The Company also entered into a "Non-Competition" agreement with the principal of Norwood for a period of ten years beginning in February 1999.

Industry Overview

     Travel Services Industry. The travel services industry in which the Company competes includes convenience stores that may or may not offer gasoline, and fast food and full-service restaurants located along rural interstate highways. The Company believes that the current trend in the travel services industry is toward strategic pairings at a single location of complementary products that are noncompetitive, such as brand name gasoline and brand name fast food restaurants. This concept, known as "co-branding," has recently seen greater acceptance by both traditional operators and larger petroleum companies. The industry has also been characterized in recent periods by consolidation or closure of smaller operators.

     The convenience store industry includes both traditional operators that focus primarily on the sale of food and beverages but also offer gasoline and large petroleum companies that offer food and beverages primarily to attract gasoline customers. According to the National Association of Convenience Stores, in 1996 the convenience store industry sold approximately $70.7 billion in food and merchandise, and $81.2 billion in petroleum products.

     The restaurant segment of the travel services industry is highly competitive, most notably in the areas of consistency of quality, variety, price, location, speed of service, and effectiveness of marketing. The major chains are aggressively increasing market penetration by opening new restaurants, including restaurants at "special sites" such as retail centers, travel centers and gasoline outlets. Smaller quick-service restaurant chains and franchise operations are focusing on brand and image enhancement and co-branding strategies.

     Outdoor Advertising Industry. According to recent estimates by the Outdoor Advertising Association of America ("OAAA"), outdoor advertising generated total billboard revenues of approximately $2.135 billion in 1997, representing growth of approximately 8.8% over 1996. Outdoor advertising offers repetitive impact and a relatively low cost-per-thousand impressions as compared to broadcast media, newspapers, magazines and direct mail marketing, making it attractive to both local businesses targeting a specific geographic area or set of demographic characteristics and national advertisers seeking mass market support. Because outdoor advertising reaches potential customers close to the point-of-sale, restaurants, motels, service stations and similar businesses find outdoor advertising particularly effective. Repeated viewing by people traveling the same route on a daily basis makes outdoor advertising especially suitable for companies such as banks, insurance companies, and soft drink manufacturers that sell their products by promoting a particular image. Outdoor advertising services have recently expanded beyond billboards to include a wide variety of out-of-home advertising media, including advertising displays in shopping centers, malls, airports, stadiums, movie theaters and supermarkets, as well as on taxis, trains, buses and subways. Recent estimates published by the OAAA report that total out-of-home advertising revenues, including traditional billboard advertising, exceeded $4.047 billion in 1997.

     The outdoor advertising industry uses three standardized display formats: traditional bulletin-style painted billboards (with a typical face size of 14 feet by 48 feet),  30-sheet  posters  (with a typical face size of 12 feet by 25 feet) and junior or 8-sheet  posters  (with a typical  face size of 6 feet by 12 feet). Generally, the physical advertising structure is owned by the outdoor advertising company and is built on locations either owned or leased by the operator or on which it has a permanent easement. Traditionally outdoor advertising displays are leased to advertisers on a unit basis. Advertising rates for outdoor advertising media are based on such factors as the size of the advertising display, visibility, cost of leasing, construction and maintenance and the number of people who have the opportunity to see the advertising message.

     The outdoor advertising market is highly fragmented but is dominated in the large designated market areas by a few sizable firms, several of which are subsidiaries of diversified companies. In addition to the large outdoor advertising firms, there are many smaller regional and local companies operating a limited number of displays in a single or a few local markets. There has been a trend toward consolidation in the outdoor advertising industry in recent years and the Company expects this trend to continue.

Business Strategy

     Travel Services Business Strategy. The Company opened its first travel center in 1953 and has since expanded to fourteen travel centers. The Company's travel centers are strategically located along well-traveled interstate highways in Arizona and New Mexico where there are generally few gas stations, convenience stores or restaurants. Most of the Company's travel centers offer food and beverages, ranging from ice cream and snack foods at some locations to full-service restaurants at others. The Company's food service operations at seven of the Company's fourteen travel centers operate under the Dairy Queen/Brazier or Dairy Queen trade names. Four of the Company's travel centers operate under the Stuckey's brand name. The Stuckey's specialty stores are family oriented shops that feature the Stuckey's line of pecan confectioneries. Stuckey's is well known among travelers as a place to shop for souvenirs, gifts and toys and travel games for children.

     The Company's travel centers also offer brand name gasoline such as CITGO, Chevron, and Diamond Shamrock. Effective October 1, 1995, the Company became an authorized distributor of CITGO Petroleum Corporation, one of the largest and fastest growing wholesalers of petroleum products in the United States. The Company has converted eight of its existing locations to CITGO "superpumper" stations. The Company also intends to market CITGO products to other retailers in Arizona and New Mexico.

     The Company's billboard advertising for its travel centers emphasizes the wide range of unique Southwestern souvenirs and gifts available at the travel centers, as well as the availability of gasoline and food. Merchandise at each of the Company's stores is offered at prices intended to suit the budgets and tastes of a diverse traveling population. The merchandise ranges from inexpensive Southwestern gifts and souvenirs to unique hand-crafted jewelry, rugs, pottery, kachina dolls and other gifts crafted specially for BOWLIN by several Native American tribes

     Outdoor Advertising Business Strategy. The Company operates over 2,760 revenue-generating advertising display faces, primarily in Arizona, New Mexico and Texas and, to a lesser extent, in Colorado and Oklahoma. Approximately 67% of these display faces are traditional bulletin style and 33% are assorted poster styles. The Company's bulletin style displays are located primarily on interstate highways, while the smaller poster sizes are typically used in local settings by advertisers who prefer to change the display message regularly. The Company's outdoor advertising displays are strategically located in rural and smaller metropolitan areas throughout the Southwest, where the dispersion of population, outdoor lifestyles and leading tourist destinations have created a strong dependence on highway travel.

     The Company began its outdoor advertising operations in 1980 and has grown into a regional leader in small to medium-sized outdoor advertising markets. The Company offers its outdoor advertising customers a complete full-service source for graphic design and painting for the outdoor billboards operated by the Company. As a result, the Company is able to attract advertisers that have historically relied on other media in marketing their products and services. The Company believes it is one of the largest outdoor advertising companies in rural interstate markets in the Southwest.

Growth Strategy

     Travel Centers. The Company is committed to expanding its travel center operations through internal development as well as strategic acquisitions. The Company plans to further expand its travel center operations in popular tourist destinations, along heavily traveled interstate corridors and in smaller metropolitan areas. The Company believes that the co-branding concept it has implemented at its travel centers has resulted in increased revenues, and the Company intends to pursue opportunities to acquire rights to additional brand name products. The Company is currently in the process of developing a new full service travel center with CITGO superpumper dispensing facilities near Albuquerque, New Mexico.

     The following are the primary components of the Company's strategy for expanding its travel center operations:

- Continuing to offer high quality brand name food and products in a clean, safe environment designed to appeal to travelers on interstate highways.
- Continuing to increase sales at existing locations through ongoing renovation and upgrading of facilities and the addition of products and services.
- Pursuing complementary national food and/or merchandise brands to further implement the Company's co-branding concept.
- Expanding the Company's travel center operations through internal development and strategic acquisitions in key tourist destinations, along heavily traveled interstate highways and in smaller metropolitan areas.

     Gasoline Wholesaling. The Company is an authorized CITGO distributor. CITGO is among the top five petroleum producers in the United States and one of the fastest growing brand names of gasoline products in the country. The CITGO distribution agreement allows the Company to streamline its gasoline supply arrangements and take advantage of volume-driven pricing by consolidating purchases from CITGO. The distribution agreement has a three-year term that expires September 30, 1998, and automatically renews for three-year terms thereafter. CITGO's ability to terminate or refuse to renew the agreement with the Company is subject to the occurrence of certain events set forth in the Petroleum Marketing Practices Act, which events currently include bankruptcy or breach of the agreement by the Company or termination by CITGO of its petroleum marketing activities in the Company's distribution area. The terms of the distribution agreement require the Company to purchase certain minimum quantities of gasoline during the term of the agreement, which includes gasoline purchased for sale at the Company's travel centers. Since the effective date of the distribution agreement, the Company's purchases of CITGO products have substantially exceeded the required minimum quantities.

     The Company will continue to grow gasoline sales by focusing on the marketing of the CITGO line of petroleum products through our own travel centers, and as a wholesale provider to other retailers in the Southwest.

     Outdoor Advertising. The Company plans to increase its outdoor advertising operations through internal development as well as acquisition. The Company increased its inventory of billboard structures by 979 in fiscal year 1998 and 87 in fiscal year 1997. The Company anticipates that it will be adding approximately 100 new billboard structures per year to its operations through internal development, subject to the availability of necessary working capital and the Company's ability to comply with applicable regulations.

     In addition to internal development, the Company plans to increase its outdoor advertising operations by pursuing strategic acquisitions of outdoor advertising assets of small to medium-sized outdoor advertising operators when appropriate. The Company routinely engages in discussions with third parties regarding potential acquisitions. Any such acquisitions would be subject to the negotiation and execution of definitive agreements, appropriate financing arrangements, performance of due diligence, approval of the Company's Board of Directors, and the satisfaction of other customary closing conditions, including the receipt of third party consents.

     Consistent with its past practices, the Company intends to pursue expansion into markets that are not included in the 50 largest designated market areas.

the Company believes that expansion along interstate highways and in smaller metropolitan areas permits the Company to operate in areas where competition for site acquisitions is less intense, purchase prices are more favorable and government regulations are generally less onerous.

     The Company's advertising customers consist largely of local and regional advertisers, resulting in a diverse client base and limiting reliance on national advertising clients. Unlike many of its competitors, the Company does not rely to a significant extent upon tobacco advertisers, which are subject to increasing regulation. The following table sets forth the categories of industries from which the Company derived its outdoor advertising net revenues for the year ended January 31, 1998, and the respective percentages of such net revenues. The top three business categories accounted for approximately 62.0% of the Company's total outdoor advertising net revenues and approximately 11.6% of the Company's total revenues in the year ended January 31, 1998. No single advertiser accounted for more than 2.4% of the Company's total outdoor advertising net revenues in such period.


                                Percentage of Net
                        Advertising Revenues by Category

                     Hotels and Motels               25.5%
                           Restaurants               21.3
                Travel & Entertainment               15.2
              Retail/Consumer Products               12.7
                            Government                8.8
                              Services                7.2
                            Automotive                3.7
                               Alcohol                 .3
                               Tobacco                 .1
                                 Other                5.2
                                                    ------
                                 TOTAL              100.0%
                                                    ======

     The Company plans to expand its outdoor  advertising  operations  primarily by:

- Continuing to develop the Company's presence along interstate highways in its existing markets throughout the Southwest.
- Increasing revenues from existing billboards by implementing programs that maximize advertising rates and occupancy levels.
- Expanding its operations within current markets through new billboard construction.
- Making strategic acquisitions of existing outdoor advertising assets of small to medium-sized outdoor advertising operations in the less populated areas of the United States.


BUSINESS OPERATIONS

     Travel Center Operations. The Company sells food, gasoline and merchandise through its fourteen travel centers located along two interstate highways (I-10 and I-40) in Arizona and New Mexico. These are key highways for travel to numerous tourist and recreational destinations as well as arteries for regional traffic among major Southwestern cities. All of the Company's travel centers are open every day of the year (except Christmas).

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

     The Company sells food under the Dairy Queen and Dairy Queen/Brazier brand names and sells snacks and souvenir merchandise under the Stuckey's brand name. The terms of its agreements with Stuckey's and Dairy Queen obligate the company to pay these franchisers a franchise royalty and in some instances a promotion fee, each equal to a percentage of gross sales revenues from products sold, as well as comply with certain provisions governing the operation of the franchised stores.

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

     The Company's sales department, through its account representatives, sells advertising space to the Company's clients from its inventory of approximately 2,760 display faces. The account representatives work with the Company's clients, their advertising agencies and the Company's production department to provide clients with high quality design and artwork for their billboards. Although the Company's consistent expansion of its outdoor advertising inventory results in an advertising occupancy rate of less than 100%, the Company generally has approximately 70% of its inventory under advertising agreements at any time.

     The Company's production staff performs a full range of activities required to create and install outdoor advertising. Production work includes creating the advertising copy design and layout, painting the design or coordinating its printing and installing the design displays. Billboards have historically been composed of several painted plywood sheets, but recently vinyl facing has replaced plywood in the majority of advertising produced. The increased use of vinyl and pre-printed advertising copy furnished to the Company by the advertiser or its agency results in less labor-intensive production work. The Company believes that this trend may reduce future operating expenses associated with the Company's production activities.

Competition

     Travel Services Competition. The Company faces competition at its travel centers from quick-service and full-service restaurants, convenience stores, gift shops and, to some extent, from truck stops located along interstate highways in Arizona and New Mexico. Some of the travel centers that the Company competes with are operated by large petroleum companies, while many others are small independently owned operations that do not offer brand name food service or gasoline. Giant Industries, Inc., a refiner and marketer of petroleum products, operates two travel centers, one in Arizona and one in New Mexico, which are high volume diesel fueling and large truck repair facilities that also include small shopping malls, full-service restaurants, convenience stores, fast food restaurants and gift shops. The Company's principal competition from truck stops includes Love's Country Stores, Inc., Petro Corporation and Flying J. Many convenience stores are operated by large, national chains that are substantially larger, better capitalized and have greater name recognition and access to greater resources than the Company.

     Outdoor Advertising Competition. The Company competes in all of its markets with other outdoor advertisers as well as other media, including broadcast and cable television, radio, newspaper and direct mail marketers. The Company has little competition in its rural markets from other outdoor advertisers, but encounters direct competition in its smaller metropolitan markets from larger outdoor media companies, including Outdoor Systems, WhiteCo Outdoor Advertising and Donrey Outdoor Advertising, each of which have large national networks and greater resources than the Company. The Company believes that by concentrating on interstate and tourist oriented advertising in markets other than the largest 50 designated market areas it will be able to compete more effectively. As the Company expands geographically, however, it may encounter increased competition from other outdoor advertising firms, some of whom are substantially larger and have greater name recognition and access to substantially greater resources than the Company.


Employees

     As of January 31, 1998, the Company had approximately 171 full-time and 95 part-time employees, 49 of which were located in Arizona, 207 of which were located in New Mexico and 10 of which were located in Texas. None of the Company's employees are covered by a collective bargaining agreement and the Company believes that relations with its employees are good.

Regulation

     Travel Centers. Each of the Company's food service operations is subject to licensing and regulation by a number of governmental authorities relating to health, safety, cleanliness and food handling. The Company's food service operations are also subject to federal and state laws governing such matters as working conditions, overtime and tip credits and minimum wages. The Company believes that operations at its fourteen travel centers comply in all material respects with applicable licensing and regulatory requirements; however, future changes in existing regulations or the adoption of additional regulations could result in material increases in the Company's costs.

     Historically, the Company has incurred ongoing costs to comply with federal, state and local environmental laws and regulations, primarily relating to underground storage tanks. These costs include assessment, compliance and remediation costs, as well as certain ongoing capital expenditures relating to the Company's gasoline dispensing operations. Under recently enacted federal regulations, the Company is obligated to upgrade or replace all non-complying underground storage tanks it owns or operates to meet corrosion protection and overfill/spill containment standards by December 22, 1998. In response to such programs, the Company has, wherever possible, adopted a policy of replacing its underground storage tanks with above-ground storage tanks to minimize the costs associated with leak detection and compliance with other regulatory programs. Non-complying tanks have been upgraded or replaced at all but one of the Company's travel centers, and the Company intends to complete the final installation well in advance of the December 22, 1998 compliance deadline.

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

     Outdoor  Advertising.  The  outdoor  advertising  industry  is  subject  to governmental regulation at the federal, state and local levels. Federal law, principally the Highway Beautification Act of 1965, as amended (the "Beautification Act"), encourages states, by the threat of withholding federal appropriations for the construction and improvement of highways within such states, to implement legislation to regulate billboards located within 660 feet of, or visible from, interstate and primary highways except in commercial or industrial areas. All of the states have implemented regulations at least as restrictive as the Beautification Act, including some prohibition on the construction of new billboards adjacent to federally aided highways. The Beautification Act, and the various state statutes implementing it, requires the payment of just compensation whenever governmental authorities require legally erected and maintained billboards to be removed from federally-aided highways.

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

     In recent years, there have been movements to restrict billboard advertising of tobacco products. It is likely that additional legislation of this type will be enacted on the national or on a local level in the Company's markets. Revenues from tobacco advertisers accounted for less than 1% of the Company's total advertising revenues in fiscal 1998.

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

ITEM 2.   DESCRIPTION OF PROPERTY

     As of January 31, 1998, the Company operated fourteen travel centers. The Company owns the real estate and improvements where five of its travel centers are located, as well as real estate and improvements at three additional locations, one of which the Company is currently developing into a travel center and two of which are leased to third party restaurant operators. The properties at which three of the travel centers owned by the Company are operated are subject to mortgages. Nine of the Company's existing travel centers and a travel center location planned for development are located on real estate that the Company leases from various third parties. These leases have terms ranging from five to forty years, assuming exercise by the Company of all renewal options available under certain leases.

     As of January 31, 1998, the Company operated over 2,760 revenue generating outdoor display faces throughout the Southwest. The Company typically owns the billboard and related assets and enters into operating leases with the owners of the real property upon which the billboards are located. These leases typically have a term of 1 to 5 years and provide for minimum annual rents. As of January 31, 1998, the Company also owned and operated 55 and 295 non-revenue generating display faces in Arizona and New Mexico, respectively, which are exclusively dedicated to the advertisement of its fourteen travel centers. Listed below are the locations of the Company's inventory of revenue generating display faces as of January 31, 1998.


                   Billboards    30-sheet Posters    8-sheet Posters    Total
                   ----------    ----------------    ---------------    -----
      Arizona          138              --                  --            138
     Colorado           14              --                  --             14
   New Mexico        1,557             130                 774          2,461
     Oklahoma            4              --                  --              4
        Texas          150              --                  --            150
                       ---              --                  --            ---
        TOTAL        1,863             130                 774          2,767
                     =====             ===                 ===          =====

     The Company's principal executive offices occupy approximately 20,000 square feet of space owned by the Company in Albuquerque, New Mexico. The Company's principal office space is subject to a mortgage, which matures on January 29, 2000, and the principal balance of which interest accrues at the bank's prime rate (8.50% at January 31, 1998). The Company owns outdoor advertising production plant and warehouse facilities consisting of approximately 10,000 square feet in Albuquerque, New Mexico and a central warehouse and distribution facility occupying 27,000 square feet in Las Cruces, New Mexico. The Las Cruces property is subject to two mortgages which mature on October 4, 2000 and May 13, 2003 and each accrues interest on the unpaid principal balance at a rate of 10% per annum. The Company believes that its headquarters and warehouse facilities are adequate for its operations for the foreseeable future.

     The Company owns a pecan orchard located in southern New Mexico. During this fiscal year, the operations of the pecan orchard were leased to an unrelated third party. This investment has not had a material effect on the Company's business or results of operations and the Company's management does not expect it to have such effect in the future.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of security holders in the fourth quarter of fiscal 1998.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted on the American Stock Exchange under the symbol "BWN." On April 13, 1998, there were approximately 30 holders of record of the Company's Common Stock. The following table sets forth the quarterly high and low bid prices for the Company's Common Stock. These prices reflect inter-dealer prices and do not include adjustments for retail mark-ups, markdowns or commissions and may not represent actual transactions.


Fiscal Year Ended
January 31, 1997                         High                   Low
----------------                         ----                   ---
Fiscal Quarter Ended 1/31*             $ 8.8750              $ 7.3125


Fiscal Year Ended
January 31, 1998                         High                   Low
----------------                         ----                   ---
Fiscal Quarter Ended 4/30              $ 8.0000              $ 5.0000
Fiscal Quarter Ended 7/31              $ 6.1250              $ 3.3750
Fiscal Quarter Ended 10/31             $ 6.1250              $ 3.7500
Fiscal Quarter Ended 1/31              $ 5.1250              $ 3.7500

*Reflects trading from December 17, 1996, through January 31, 1997.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The following is a discussion of the consolidated financial condition and results of operations of the Company as of and for the two fiscal years ended January 31, 1998 and 1997. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the related Notes included elsewhere in this Form 10-KSB. References to specific years refer to the Company's fiscal year ending January 31 of such year.

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

Results of Operations

     The following table presents certain income and expense items derived from the Consolidated Statements of Income for the years ended January 31:





                                          1998           1997      % incr/(decr)
                                          ----           ----      -------------

Travel Centers
  Gross sales                         $ 22,583,587   $ 21,691,899       4.1%
  Discounts on sales                       279,943        303,000      (7.6%)
                                           -------        -------
  Net sales                             22,303,644     21,388,899       4.3%
  Cost of goods                         15,042,323     14,234,760       5.7%
                                        ----------     ----------
                                         7,261,321      7,154,139       1.5%
  General & administrative expenses      5,306,178      5,280,954       0.5%
  Depreciation and amortization            368,748        362,803       1.6%
                                           -------        -------
  Operating income                       1,586,395      1,510,382       5.0%

Outdoor Advertising
  Gross sales                            4,855,811      3,459,032      40.4%
  Direct operating expenses              2,488,880      2,105,615      18.2%
                                         ---------      ---------
                                         2,366,931      1,353,417      74.9%
  General & administrative expenses        780,436        368,564     111.8%
  Depreciation and amortization            660,210        281,899     134.2%
                                           -------        -------
  Operating income                         926,285        702,954      31.8%

Corporate and Other
  General & administrative expenses       (481,326)      (410,153)     17.4%
  Depreciation and amortization           (120,736)      (134,869)    (10.5%)
  Interest expense                        (722,117)      (677,746)      6.5%
  Other income, net                        558,887        518,113       7.9%
                                           -------        -------

Income before taxes                      1,747,388      1,508,681      15.8%

Income taxes                               678,200        603,472      12.4%
                                           -------        -------

Net income                             $ 1,069,188      $ 905,209      18.1%
                                       ===========      =========

Comparison of the Fiscal Years Ended January 31, 1998 and January 31, 1997.

     Travel Centers. Gross sales at the Company's travel centers increased 4.1% to $22.6 million for fiscal 1998 from $21.7 million for fiscal 1997. Gasoline sales were even at $11.6 million for both fiscal years 1998 and 1997.
Merchandise sales increased 1.5% to $7.0 million for the fiscal year ended January 31, 1998 from $6.9 million for the fiscal year ended January 31, 1997. Restaurant sales decreased 6.5% to $3.0 million for fiscal 1998 from $3.2 million for fiscal 1997. The Company's wholesale CITGO gasoline products relationship commencing in February 1997 produced gross sales of $917,000. Travel center operations were affected in the fourth quarter of the current fiscal year by the reduction in fuel prices and margins as well as adverse weather caused by El Nino which impacted the Western United States.

     Merchandise sales were negatively impacted by the Company's warehouse computer conversion to a perpetual inventory system including purchasing, receiving and transfer of goods, and all other general inventory controls from the corporate office and the distribution facility to the travel center locations. The conversion progressed slower than anticipated and affected shipment of goods to the stores during the fourth quarter. Construction of new canopies and above ground tank storage facilities to meet federally mandated regulations for 1998 has been completed at all but one location.

     Cost of goods sold for the travel centers increased 5.7% to $15.0 million for fiscal 1998 from $14.2 million for fiscal 1997. As a percentage of gross sales, cost of goods sold increased slightly to 66.6% from 65.6%, for the respective fiscal periods.

     General and administrative expenses for travel centers consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses for the travel centers were unchanged at $5.3 million for the fiscal years ended January 31, 1998 and 1997. Depreciation and amortization expenses increased by 1.6% to $369,000 for the fiscal year ended January 31, 1998 from $363,000 for the fiscal year ended January 31, 1997.

     The above factors contributed to an increase in travel center operating income of 5.0% to $1.6 million for the fiscal year ended January 31, 1998 as compared to $1.5 million for the fiscal year ended January 31, 1997.

     Outdoor Advertising. Gross sales from the Company's outdoor advertising increased 40.4% to $4.9 million for fiscal 1998 from $3.5 million in fiscal
1997. The increase was primarily attributable to certain acquired assets, including the outdoor advertising assets of The McCarty Company (formally known as Pony Panels), General Outdoor Advertising, Mesa Outdoor Advertising, and Sweezy Outdoor Advertising Inc., as well as overall rate increases.

     Direct operating expenses related to outdoor advertising consist of direct advertising expenses, which include rental payments to property owners for the use of land on which advertising displays are located, production expenses and selling expenses. Production expenses include salaries for operations personnel and real estate representatives, property taxes, and repairs and maintenance of advertising displays. Selling expenses consist primarily of salaries and commissions for salespersons and travel related to sales. Direct operating expenses increased 18.2% to $2.5 million for the fiscal year ended January 31, 1998 from $2.1 million for the same period in fiscal 1997, principally due to the addition of sales and production personnel, sign rent and repairs and maintenance of advertising displays.

     General and administrative expenses for outdoor advertising consist of salaries and wages for administrative personnel, insurance, legal fees, association dues and subscriptions and other indirect expenses. General and administrative expenses increased 111.8% to $780,000 for the fiscal year ended January 31, 1998 from $369,000 for fiscal 1997. The increase was primarily attributable to increases in administrative personnel, insurance and legal fees due to the acquisition of the assets of The McCarty Company (formally known as Pony Panels) and Sweezy Outdoor Advertising, Inc.

     Depreciation and amortization expenses increased 134.2% to $660,000 for the fiscal year ended January 31, 1998 from $282,000 for fiscal 1997. The increase was attributable to the acquisitions of outdoor advertising assets, of The McCarty Company (Pony Panels) in April 1, 1997, General Outdoor Advertising on April 26, 1997, Mesa Outdoor Advertising on April 29, 1997 and Sweezy Outdoor Advertising, Inc. on December 9, 1997.

     The above factors contributed to the increase in outdoor advertising operating income of 31.8% to $926,000 for the fiscal year ended January 31, 1998 as compared to $703,000 for the fiscal year ended January 31, 1997.

     Corporate and Other. General and administrative expenses for corporate and other operations of the Company consist primarily of executive and administrative compensation and benefits, investor relations, and accounting and legal fees. General and administrative expenses increased 17.4% to $481,000 for the fiscal year ended January 31, 1998 from $410,000 for the fiscal year ended January 31, 1997.

     For the fiscal year ended January 31, 1998, the Company's President and its Chief Operating Officer elected to accept annual base salaries of $136,000 and $90,000, respectively, which are less than the $195,000 and $145,000 salaries provided for in their respective employment agreements effective February 1, 1997. Each of the agreements has a perpetual five-year term, such that on any given date, each agreement has a five-year remaining term.

     Depreciation and amortization expenses for the Company's corporate and other operations consist of depreciation associated with the corporate headquarters and furniture and fixtures related thereto. Depreciation and amortization decreased 10.5% to $121,000 for fiscal 1998 as compared to $135,000 for fiscal 1997.

     Interest expense increased 6.5% to $722,000 for the fiscal year ended January 31, 1998 from $678,000 for the fiscal year ended January 31, 1997, as a result of borrowings to fund outdoor advertising expansion and the continued conversion of travel centers to CITGO branding.

     Income before taxes increased 15.8% to $1.7 million for the fiscal year ended January 31, 1998 from $1.5 million for the fiscal year ended January 31, 1997. As a percentage of gross revenues, income before taxes increased to 6.4% for the fiscal year ended 1998 from 6.0% for the same fiscal period 1997.

     Income taxes were $678,000 for the fiscal year ended January 31, 1998 as compared to $603,000 for the fiscal year ended January 31, 1997, as a result of higher pre-tax income. The effective tax rate for fiscal year 1998 was 38.8% as compared to 40.0% for fiscal year 1997.

     The foregoing factors contributed to the Company's increase in net income for the fiscal year ended January 31, 1998 to $1.1 million as compared to $905,000 for the fiscal year ended January 31, 1997.

Liquidity and Capital Resources

     At January 31, 1998, the Company had working capital of $5.5 million and a current ratio of 2.65:1, compared to working capital of $9.3 million and a current ratio of 5.00:1 at January 31, 1997. The net cash provided by operating activities increased to $1.4 million from $440,000 for the fiscal years ended January 31, 1998 and 1997, respectively. The increase was due primarily to increases in depreciation and amortization of $370,000, deferred income taxes of $92,000, and changes in other operating assets and liabilities of $628,000, net. The increase in depreciation and amortization in fiscal 1998 was primarily due to additional display structures, machinery and equipment, and goodwill associated with the acquisitions of the assets of Pony Panels. Deferred income taxes increased as a result of book-tax timing differences.

     Net cash used in investing activities increased to $7.3 million in fiscal 1998 from $1.9 million in fiscal 1997. The increase is due primarily to asset acquisitions totaling $5.8 million in fiscal year 1998. These increases were offset by an increase in proceeds from the sale/condemnation of certain assets of $326,000.

     Net cash provided by financing activities decreased to $2.5 million in fiscal 1998 from $7.3 million in fiscal 1997. The decrease is due primarily to the receipt of $7.4 million in IPO proceeds in fiscal year 1997 that were not present in fiscal year 1998. This was offset by an increase in borrowing, net of $2.4 million in fiscal year 1998 as compared to fiscal year 1997. The increase in the Company's debt is a result of continued expansion of outdoor advertising operations through development and acquisition. The Company also received proceeds from the issuance of Common Stock prior to its IPO of $222,000 and paid dividends of $50,600 for the fiscal year ended January 31, 1997 while there were no proceeds from the issuance of Common Stock nor dividends paid for fiscal year ended January 31, 1998.

     As of January 31, 1998, the Company was indebted to various banks and individuals in an aggregate principal amount of approximately $9.6 million under various loans and promissory notes. Many of the loans and promissory notes are secured by land, buildings, equipment, billboards and inventories of the Company. The loans and promissory notes mature at dates from May 15, 1998 to October 1, 2008 and accrue interest at rates ranging from 8.0 % to 12% per annum. At January 31, 1998, the Company had two revolving lines of credit with principal commitments of $1,000,000 and $500,000, respectively. As of January 31, 1998, an aggregate of $745,000 was outstanding under these commitments.

     The Company made capital expenditures of approximately $2.8 million and $2.1 million during fiscal years ended 1998 and 1997, respectively. These expenditures were made primarily for upgrades to the Company's travel centers, including the new warehouse facility, and for the construction and acquisition of additional billboard structures. During the next twelve months, the Company anticipates incurring capital expenditures of approximately $2.5 million related to travel center operations. Included in the $2.5 million is approximately $150,000 for the removal and replacement of underground fuel storage facilities, $2.35 million for upgrades and improvements to existing facilities, and the development of one new facility. With regard to outdoor advertising operations, the Company has plans to build approximately 100 new billboard structures during the fiscal year ending January 31, 1999, at a cost of approximately $1,000,000.

     As of January 31, 1998, approximately $8.0 million of the Company's total indebtedness accrued interest at variable rates tied to the respective bank's prime lending rate. As such, the Company is subject to fluctuations in interest rates that could have a negative impact on the net income of the Company. In addition, it is likely that future indebtedness incurred by the Company will be at variable rates which could impact the Company's ability to consummate significant acquisitions in the future.

     On February 2, 1998, the Company acquired all of the assets of Big-Tex Outdoor Advertising in Brownwood, Texas for $1.6 million cash. The consideration paid by the Company was funded by working capital ($600,000 of IPO proceeds) and $1,000,000 of bank debt. The bank debt was provided by Norwest Bank Minnesota, N.A. at the bank's then prevailing prime rate (8.5% at closing) and has a maturity date of May 2, 2005. The bank debt is subject to certain financial and other restrictive covenants.

     On March 3, 1998, the Company acquired all of the assets of Norwood Outdoor, Inc. in Brady, Texas for $1.0 million cash. The consideration paid by the Company was funded by working capital ($350,000 of IPO proceeds) and $650,000 of bank debt. The bank debt was provided by Norwest Bank Minnesota, N.A. at the bank's then prevailing prime rate (8.5% at closing) and has a maturity date of May 2, 2005. The bank debt is subject to certain financial and other restrictive covenants.

     Although the Company does not have any agreements in place, it is currently negotiating with independent parties for the acquisition of outdoor advertising assets. The Company has not executed a letter of intent or other agreement, binding or non-binding, to make such acquisitions. Any such acquisition would be subject to the negotiation and execution of definitive agreements, appropriate financing arrangements, performance of due diligence, approval of the Company's Board of Directors, and the satisfaction of other customary closing conditions, including the receipt of third party consents. The Company would likely finance any such acquisitions with cash, additional indebtedness or a combination of the two. To the extent that any such acquisition would be paid for by the Company in cash, the Company could decide to use a portion of the remaining net proceeds from the IPO, use funds from its ongoing operations, seek additional financing from a commercial lender or some combination of the foregoing. Any commercial financing obtained for purposes of acquiring additional assets is likely to impose certain financial and other restrictive covenants upon the Company and increase the Company's interest expense.

Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. Specifically, SFAS 130 requires that all items that meet the definition of components of comprehensive income be reported in a financial statement for the period in which they are recognized. However, SFAS 130 does not specify when to recognize or how to measure the items that make up comprehensive income. SFAS 130 is effective for fiscal years beginning after December 15, 1997 and early application is permitted. Management believes the application of SFAS 130 will not have a material effect on the Company's future consolidated financial statements.

     In June 1997, the Financial Accounting Standards Board issued SFAS 131 "Financial Reporting for Segments of a Business Enterprise". SFAS 131 establishes standards for the way that public business enterprises report information about segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 supersedes the "industry segment" concept of SFAS 14 with a "management approach" concept as the basis for identifying reportable segments. SFAS 131 is effective for fiscal years beginning after December 15, 1997 and early application is permitted. Management believes the application of SFAS 131 will not have a material effect on the Company's future consolidated financial statements.

Impact of the Year 2000

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations. The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue and is developing an implementation plan to resolve the issue. The Company estimates over the next eighteen months that the costs associated with the implementation plan will not exceed $50,000. The Company presently believes that, with modifications to existing software and conversions to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted.

Risk Factors

     The Company does not provide forecasts of potential future financial performance. While the Company's management is optimistic about the Company's long-term prospects, the following issues and uncertainties, among others should be considered in evaluating its growth outlook.

     No Assurance of Successful Expansion. The Company intends to open new travel centers, expand its outdoor advertising operations and implement gasoline wholesaling activities. Although the Company's existing operations are based primarily in the Southwest, the Company's current expansion plans include consideration of acquisition opportunities in both the Southwest and other geographic regions of the United States. However, there can be no assurance that suitable acquisitions can be identified, and the Company is likely to face competition from other companies for available acquisition opportunities. Any such acquisition would be subject to negotiation of definitive agreements, appropriate financing arrangements and performance of due diligence. There can be no assurance that the Company will be able to complete such acquisitions, obtain acceptable financing or any required consent of its bank lenders or that such acquisitions that are completed can be integrated successfully into the Company's existing operations. The success of the Company's expansion program will depend on a number of factors, including the availability of sufficient capital, the identification of appropriate expansion opportunities, the
Company's ability to attract, train and retain qualified employees and management, and the continuing profitability of existing operations. There can be no assurance that the Company will achieve its planned expansion or that any expansion will be profitable. See "BUSINESS -Growth Strategy."

     Need for Additional Financing. In order to successfully implement the Company's growth strategy, the Company may need to seek additional financing from external sources. The Company has been able to secure financing for the acquisition of additional assets from commercial lenders in amounts up to 100% of the fair market value of the acquired assets. However, there can be no assurance that such additional financing will be available in the future, or that if available, it will be on terms acceptable to the Company. The Company anticipates that any financing which it does secure may impose certain financial and other restrictive covenants upon the Company and its operations. There can be no assurance that the Company will be able to successfully integrate any acquired companies or assets into its existing operations, which could increase the Company's operating expenses in the short-term and materially and adversely affect the Company's results of operations. Any acquisition by the Company may result in potentially dilutive issuances of equity or debt securities, the incurrence of additional debt, and amortization of expenses related to goodwill and intangible assets, all of which could adversely affect the Company's profitability. Acquisitions involve numerous risks, such as the diversion of the attention of the Company's management from other business concerns, the entrance of the Company into markets in which it has had no or only limited experience, and the potential loss of key employees of the acquired company, all of which could have a material adverse effect on the Company's business, financial condition, and results of operations.

     Dependence on Third Party Relationships. The Company is dependent on a number of third party relationships under which it offers brand name and other products at its travel centers. These brand name relationships include the Company's distributorship relationship with CITGO, and its existing franchise agreements with Dairy Queen/Brazier and Stuckey's. The Company's existing operations and plans for future growth anticipate the continued existence of such relationships. There can be no assurance that the agreements that govern these relationships will not be terminated. Several of these agreements contain provisions that prohibit the Company from offering additional products or services that are competitive to those of its suppliers. Although the Company does not currently anticipate having to forego a significant business opportunity in order to comply with such agreements, there can be no assurance that adherence to existing agreements will not prevent the Company from pursuing opportunities that management would otherwise deem advisable. The Company also relies upon several at will relationships with various third parties for much of its souvenir and gift merchandise. Although the Company believes it has good relationships with its suppliers, there can be no assurance that the Company will be able to maintain relationships with suppliers of suitable merchandise at appropriate prices and in sufficient quantities. See "BUSINESS - Business Operations."

     Possible Adverse Impact of Competition. The Company's travel centers face competition from major and independent oil companies; independent service station operators; national and independent operators of restaurants, diners and other eating establishments; and national and independent operators of convenience stores and other retail outlets. In its outdoor advertising operations, the Company faces competition for advertising revenues from other outdoor advertising companies, as well as from other media such as radio, television, print media and direct mail marketing. The Company also competes with a wide variety of other out-of-home advertising media, the range and diversity of which has increased substantially over the past several years, including advertising displays in shopping centers and malls, airports, stadiums, movie theaters and supermarkets. Some of the Company's competitors, including major oil companies and convenience store operators, are substantially larger, better capitalized and have greater name recognition and access to greater resources than the Company. There can be no assurance that the Company's travel centers and outdoor advertising operations will be able to compete successfully in their respective markets in the future. See "BUSINESS - Competition."

     Seasonality and Other Factors; Quarterly Fluctuations. The travel center portion of the Company's business is somewhat seasonal, and revenues may be affected by many factors, including weather, holidays and the price of alternative travel modes. The Company's revenues and earnings may experience substantial fluctuations from quarter to quarter.

     Potential Adverse Effects of Government Regulation of Travel Centers. Each of the Company's food service operations is subject to licensing and regulation by a number of governmental authorities, including regulations relating to health, safety, cleanliness and food handling, as well as federal and state laws governing such matters as working conditions, overtime and tip credits and minimum wages. The Company's travel center operations are also subject to extensive laws and regulations governing the sale of alcohol and tobacco, and fireworks in its New Mexico travel centers. Such regulations include certain mandatory licensing procedures and the ongoing compliance measures, as well as special sales tax measures. The Company believes that its operations at fourteen travel centers comply with all applicable licensing and regulatory requirements. Any failure to comply with applicable regulations, or the adoption of additional regulations or changes in existing regulations could impose additional compliance costs on the Company, require a cessation of certain activities or otherwise have a material adverse effect on the Company's business and results of operations. See "BUSINESS - Regulation."

     Environmental Risks. The Company is subject to federal, state and municipal laws and regulations governing the use, storage, handling and disposal of its petroleum products. Specifically, the federal government has recently issued more stringent regulations governing the storage of petroleum products with which the Company is required to comply by December 1998. Although the Company believes that its activities comply with the current standards prescribed by law and the Company has already completed certain renovations of its facilities to satisfy the federal government's recently enacted regulations, the risk of accidental contamination to the environment or injury can not be eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the available resources of the Company. The Company could be required to incur significant costs to comply with environmental laws and regulations that may be enacted in the future. See "BUSINESS - Regulation."

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

                            January 31, 1998 and 1997

                   (With Independent Auditors' Report Thereon)

                          Independent Auditors' Report




The Board of Directors
BOWLIN Outdoor Advertising
     & Travel Centers Incorporated:


We have audited the accompanying consolidated balance sheets of BOWLIN Outdoor Advertising & Travel Centers Incorporated and subsidiaries as of January 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BOWLIN Outdoor Advertising & Travel Centers Incorporated and subsidiaries as of January 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                                           KPMG Peat Marwick LLP


Albuquerque, New Mexico
April 1, 1998

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                           Consolidated Balance Sheets

                            January 31, 1998 and 1997



                                 Assets                                                   1998             1997
                                 ------                                                   ----             ----

Current assets:
     Cash and cash equivalents                                                      $   4,053,330         7,518,971
     Accounts receivable, net                                                             579,216           365,424
     Notes receivable - related parties, current maturities (note 2)                       30,029            20,021
     Notes receivable, current maturities (note 2)                                          6,781             6,169
     Inventories                                                                        3,622,916         3,202,191
     Prepaid expenses                                                                     448,172           417,375
     Income taxes                                                                          89,993           --
     Other current assets                                                                   4,177            48,147
                                                                                    -------------     -------------
                      Total current assets                                              8,834,614        11,578,298
                                                                                    -------------     -------------

Investment and long-term receivables:
     Investment in partnership                                                             16,968            12,763
     Notes receivable - related parties, less current maturities (note 2)                  20,016            30,024
     Notes receivable, less current maturities (note 2)                                    59,173            65,953
                                                                                    -------------     -------------
                      Total investment and long-term receivables                           96,157           108,740

Property and equipment, net (notes 3, 5 and 6)                                         15,728,243         9,970,546

Intangible assets, net (note 4)                                                         1,200,302           185,133
                                                                                    -------------     -------------

                      Total assets                                                  $  25,859,316        21,842,717
                                                                                    =============     =============


                 Liabilities and Stockholders' Equity
                 ------------------------------------

Current liabilities:
     Short-term borrowing, bank (note 6)                                            $     745,000           --
     Accounts payable                                                                   1,350,626         1,197,428
     Long-term debt, current maturities (note 7)                                          779,179           576,186
     Accrued liabilities                                                                  455,851           399,223
     Income taxes payable                                                                 --                145,072
                                                                                    -------------     -------------
                      Total current liabilities                                         3,330,656         2,317,909

Deferred income taxes (note 10)                                                           177,300            42,600

Long-term debt, less current maturities (note 7)                                        8,123,736         6,118,406
                                                                                    -------------     -------------
                      Total liabilities                                                11,631,692         8,478,915
                                                                                    -------------     -------------

Minority interest                                                                         --                205,366
                                                                                    -------------     -------------
Stockholders' equity:
     Common stock, $.001 par value; authorized 100,000,000
        shares; outstanding 4,384,848 (note 9)                                              4,385             4,385
     Additional paid-in capital                                                        11,604,303        11,604,303
     Retained earnings                                                                  2,618,936         1,549,748
                                                                                    -------------     -------------
                      Total stockholders' equity                                       14,227,624        13,158,436

Commitments and contingencies (notes 11 and 12)                                           --                --
                                                                                    -------------     -------------

                      Total liabilities and stockholders' equity                    $  25,859,316        21,842,717
                                                                                    =============     =============

See accompanying notes to consolidated financial statements.

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                        Consolidated Statements of Income

                      Years ended January 31, 1998 and 1997


                                                     1998              1997
                                                     ----              ----

Gross sales                                      $ 27,439,398        25,150,931

Less discounts on sales                               279,943           303,000
                                                 ------------      ------------
          Net sales                                27,159,455        24,847,931

Cost of goods sold                                 17,531,203        16,340,375
                                                 ------------      ------------
          Gross profit                              9,628,252         8,507,556

General and administrative expenses                (6,567,940)       (6,115,350)

Other operating income                                 89,732           379,228

Depreciation and amortization                      (1,149,694)         (779,571)
                                                 ------------      ------------
          Operating income                          2,000,350         1,991,863
                                                 ------------      ------------

Other income (expense):
     Interest income                                  268,555           138,885
     Gain on sale of assets                           200,600            55,679
     Interest expense                                (722,117)         (677,746)
                                                 ------------      ------------
          Total other income (expense), net          (252,962)         (483,182)
                                                 ------------      ------------
          Income before income taxes                1,747,388         1,508,681

Income taxes (note 10)                                678,200           603,472
                                                 ------------      ------------

Net income                                       $  1,069,188           905,209
                                                 ============      ============

Earnings per share:
     Basic                                       $        .24               .26
                                                 ============      ============
     Diluted                                     $        .24               .26
                                                 ============      ============

See accompanying notes to consolidated financial statements.

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                  For the years ended January 31, 1998 and 1997



                                                                       Common        Additional
                                                       Number          stock,         paid-in        Retained
                                                      of shares        at par         capital        earnings         Total
                                                      ---------        ------        ----------      --------         -----
Balance at January 31, 1996                           3,050,427       $ 3,051         3,806,220       993,912       4,803,183

Net income                                               --              --               --          905,209         905,209
Cash dividends on common
     stock, $.02 per share                               --              --               --          (50,600)        (50,600)
Stock dividends issued on common stock
     and sale of fractional shares                      191,799           192           301,596      (298,773)          3,015
Issuance of common stock                                141,159           141           221,967         --            222,108
Redemption of previously issued shares (note 8)         (98,537)          (99)         (154,945)        --           (155,044)
Contributed services                                     --              --             155,044         --            155,044
Initial public offering of common stock, net of
     expenses                                         1,100,000         1,100         7,274,421         --          7,275,521
                                                      ---------       -------        ----------     ---------      ----------
Balance at January 31, 1997                           4,384,848         4,385        11,604,303     1,549,748      13,158,436

Net income                                               --              --               --        1,069,188       1,069,188
                                                      ---------       -------        ----------     ---------      ----------

Balance at January 31, 1998                           4,384,848       $ 4,385        11,604,303     2,618,936      14,227,624
                                                      =========       =======        ==========     =========      ==========


See accompanying notes to consolidated financial statements.

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                      Years ended January 31, 1998 and 1997


                                                                                          1998              1997
                                                                                          ----              ----
Cash flows from operating activities:
     Net income                                                                       $ 1,069,188           905,209
     Adjustments to reconcile net income to
        net cash provided by operating activities:
           Depreciation and amortization                                                1,149,694           779,571
           Income from partnership investment                                              --                (9,504)
           Gain on sale of assets                                                        (200,600)          (55,679)
           Deferred income taxes                                                          134,700            42,600
           Minority interest                                                             (205,366)          (21,225)
           Changes in operating assets and liabilities, net of effects from acquisitions:
                 Accounts receivable                                                     (139,851)         (171,442)
                 Inventories                                                             (420,725)         (799,171)
                 Prepaid expenses and other current assets                                 28,230          (130,658)
                 Accounts payable and accrued liabilities                                 194,328          (244,989)
                 Income taxes                                                            (235,065)          145,072
                                                                                      -----------       -----------
                           Net cash provided by operating activities                    1,374,533           439,784
                                                                                      -----------       -----------

Cash flows from investing activities:
     Capital received from (contributed to) partnership                                    (4,205)           13,000
     Proceeds from sale/condemnation of assets                                            703,201           376,973
     Business acquisitions                                                             (5,845,000)           --
     Purchases of property and equipment                                               (2,184,808)       (2,149,471)
     Disbursements on notes receivable                                                     --              (195,813)
     Collections on notes receivable                                                        6,168            99,258
                                                                                      -----------       -----------
                           Net cash used in investing activities                       (7,324,644)       (1,856,053)
                                                                                      -----------       -----------

Cash flows from financing activities:
     Short-term borrowings, net                                                           745,000          (149,000)
     Payments on long-term debt                                                        (1,015,530)       (4,660,892)
     Payments for debt issuance costs                                                      --               (84,794)
     Proceeds from borrowings                                                           2,755,000         4,778,052
     Proceeds from issuance of common stock                                                --               222,108
     Redemption of previously issued shares                                                --              (155,044)
     Proceeds from sale of fractional shares of common
        stock sold in conjunction with stock dividend                                      --                 3,015
     Dividends paid                                                                        --               (50,600)
     Proceeds from initial public offering of common stock                                 --             8,800,000
     Payment of registration costs associated with initial public
        offering of common stock                                                           --            (1,369,435)
                                                                                      -----------       -----------
                           Net cash provided by financing activities                    2,484,470         7,333,410
                                                                                      -----------       -----------

                                                                     (Continued)

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, Continued

                                                                                          1998             1997
                                                                                          ----             ----

Net (decrease) increase in cash and cash equivalents                                  $(3,465,641)        5,917,141

Cash and cash equivalents at beginning of period                                        7,518,971         1,601,830
                                                                                      -----------       -----------

Cash and cash equivalents at end of period                                            $ 4,053,330         7,518,971
                                                                                      ===========       ===========

Supplemental disclosure of cash flow information:
     Interest paid                                                                    $   722,986           678,694
                                                                                      ===========       ===========

     Income taxes paid                                                                $   778,565           678,694
     Noncash investing and financing activities:
        Acquisition of land and outdoor advertising assets in
           exchange for long-term debt                                                $ 1,275,000         1,189,000
                                                                                      ===========       ===========
        Disposition of land and buildings in exchange for
           assumption of long-term debt of subsidiary                                 $(1,090,910)           --
        Acquisition of covenant not-to-compete in exchange
           for long-term debt                                                         $   284,763            --
                                                                                      ===========       ===========

        Stock dividend issued to shareholders                                         $    --               298,733
                                                                                      ===========       ===========

        Acquisitions  of  the  net  assets  of  Pony  Panels,   General  Outdoor
           Advertising,   Mesa   Outdoor   Advertising,   and   Sweezy   Outdoor
           Advertising. Fair value of assets acquired and liabilities assumed at the date of the acquisitions were as follows:
               Account receivable                                                     $    73,941            --
               Prepaid expenses                                                            15,057            --
               Billboards                                                               4,814,000            --
               Machinery and equipment                                                     84,500            --
               Excess of purchase price over fair value of assets acquired                863,000            --
               Covenants not-to-compete                                                    10,000            --
               Accounts payable                                                           (15,498)           --
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

                            January 31, 1998 and 1997


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

          The Company's principal business activities include the operation of full-service travel centers and restaurants which offer brand name food and gasoline, and a unique variety of Southwestern merchandise to the traveling public in the Southwestern United States. In addition to the travel centers, the Company operates outdoor billboard advertising displays which are situated on interstate highways, primarily in the Southwestern United States.

          Dragoon Water Company, Inc. (Dragoon), a majority owned subsidiary, was acquired by the Company in 1986. On October 1, 1996, the Company sold Dragoon to an unrelated third party. The sale agreement provides for the continued provision of adequate water utilities to the Company.

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

          The Company also held a majority general partnership interest in the Los Cuatros Apartments Limited Partnership (Los Cuatros) together with a limited partnership interest. The partnership owns and leases an apartment complex in Las Cruces, New Mexico. The partnership was formed in January 1991 and has a December 31 fiscal year end. On June 16, 1997, the Company sold Los Cuatros to an unrelated third party.

                                                                     (Continued)

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


     (b)  Principles of Consolidation

          The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiary BMI and its majority owned subsidiaries, Dragoon and Los Cuatros. Dragoon and Los Cuatros are included from February 1, 1996 through their respective dates sold. All material intercompany transactions have been eliminated or disclosure has been made of the effect of intervening events from December 31 to January 31, if any, related to the differing fiscal year ends for Dragoon and Los Cuatros.

     (c)  Cash and Cash Equivalents

          The Company considers all liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     (d)  Accounts Receivable and Allowance for Doubtful Accounts

          Trade receivables are stated at face amount less the related allowance for doubtful accounts.

     (e)  Inventories

          Inventories consist primarily of merchandise and gasoline for resale and are stated at the lower of cost or market value, with cost being determined using the first-in, first-out (FIFO) method.

     (f)  Property and Equipment

          Property and equipment are carried at cost. Maintenance and repairs, including the replacement of minor items, are expensed as incurred, and major additions to property and equipment are capitalized. Depreciation is provided by the Company using primarily straight-line, as well as accelerated methods.

     (g)  Intangible Assets

          Goodwill,  which  represents  the excess of  purchase  price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 5 to 15 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

                                                                     (Continued)

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


          Covenants not-to-compete are amortized over the life of the respective covenants using the straight-line method, ranging from one to ten years.

          Franchise fees are amortized on a straight-line basis over the shorter of the life of the related franchise agreements or the periods estimated to be benefited, ranging from fifteen to twenty-five years.

     (h)  Sales and Cost Recognition

          Sales of merchandise are recognized at the time of sale and the associated costs of the merchandise are included in cost of sales. Revenues from rental of billboard space are accounted for as operating leases with rental assets recorded at cost less accumulated depreciation and rental income is recorded ratably over the life of the lease contract.

     (i)  Income Taxes

          Income taxes are accounted  for under the asset and liability  method.
               Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (j)  Year 2000

          During the year ended January 31, 1998, the Company developed a plan to deal with the Year 2000 problem and began converting its computer systems to be Year 2000 compliant. The plan provides for the conversion efforts to be completed by the end of calendar 1998. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The total cost of the project is not projected to be material to the financial statements of the Company and is being funded through operating cash flows. The Company is expensing all costs associated with these systems changes as the costs are incurred.






                                                                     (Continued)

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


     (k)  Stock-based Compensation

          Effective  February  1,  1996,  the  Company  adopted  the  disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," which requires pro forma disclosure of net income and earnings per share as if the SFAS No. 123 fair value method had been applied. The Company continues to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," for the preparation of its basic consolidated financial statements.

     (l)  Impairment of Long-lived  Assets and Long-lived  Assets to Be Disposed
          Of

          The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of," on February 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount of fair value less costs to sell. Adoption of this statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

     (m)  Financial Instruments

          Statement  of   Financial   Accounting   Standards   No.  107  (SFAS),
               "Disclosures About Fair Value of Financial Instruments," requires the fair value of financial instruments be disclosed. The
               Company's financial instruments are cash and cash equivalents, accounts receivable, notes receivable, accounts payable, short-term borrowings, and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued liabilities, short-term borrowings, and long-term debt approximate fair value.

     (n)  Use of Estimates

          Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

                                                                     (Continued)

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


     (o)  Reclassification

          Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

     (p)  Earnings Per Share

          In February 1997, SFAS No. 128, "Earnings per Share," was issued which requires the presentation of basic and diluted earnings per share for each period presented in the consolidated financial statements and retroactive adjustment of all per share amounts in the Company's consolidated financial statements. Basic earnings per share of common stock is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated in the same manner as basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding, assuming the exercise of all employee stock options that would have had a dilutive effect on earnings per share. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the years ended January 31, 1998 and 1997 follows:


                                                            1998
                                           -------------------------------------
                                             Income        Shares      Per-share
                                           (numerator)  (denominator)   amount
                                           -----------  -------------   ------
          Basic EPS - income available
               to common stockholders      $ 1,069,188    4,384,848      $ .24
                                                                         =====
          Effect of dilutive securities -
               stock options                    --            --
                                           -----------    ---------
          Diluted EPS - income available
               to common stockholders plus
               assumed conversions         $ 1,069,188    4,384,848      $ .24
                                           ===========    =========      =====







                                                                     (Continued)

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                                                            1997
                                           -------------------------------------
                                             Income        Shares      Per-share
                                           (numerator)  (denominator)   amount
                                           -----------  -------------   ------
          Basic EPS - income available
               to common stockholders       $ 905,213     3,440,557      $ .26
                                                                         =====
          Effect of dilutive securities -
               stock options                    --            --

          Diluted EPS - income available
               to common stockholders plus
               assumed conversions          $ 905,213     3,440,557      $ .26
                                            =========     =========      =====


          Options to purchase 301,500 shares of common stock were outstanding during the year ended January 31, 1998 and the last month of the year ended January 31, 1997, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire December 2006, were still outstanding at the end of the year ended January 31, 1998.

     (q)  New Accounting Standards

          In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. Specifically, SFAS 130 requires that all items that meet the definition of components of comprehensive income be reported in a financial statement for the period in which they are recognized. However, SFAS 130 does not specify when to recognize or how to measure the items that make up comprehensive income. SFAS 130 is effective for fiscal years beginning after December 15, 1997 and early application is permitted. Management believes the application of SFAS 130 will not have a material effect on the Company's future consolidated financial statements.

          In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public business enterprises report information about segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 supersedes the "industry segment" concept of SFAS 14 with a "management approach" concept as the basis for identifying reportable segments. SFAS 131 is effective for fiscal years beginning after December 15, 1997 and early application is permitted. Management believes the application of SFAS 131 will not have a material effect on the Company's future consolidated financial statements.

                                                                     (Continued)

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(2)  Notes Receivable

     Notes receivable consist of the following at January 31:

                                                                                        1998            1997
                                                                                        ----            ----

         Related parties:
              Stockholder, due April 1997, plus interest at 7%, unsecured             $ 10,012         10,012
              Employees, receivable in annual installments totaling
                 $10,008 plus interest at 10%, unsecured                                40,033         40,033
                                                                                      --------         ------
                               Subtotal                                                 50,045         50,045
              Less current maturities                                                   30,029         20,021
                                                                                      --------         ------

                                                                                      $ 20,016         30,024
                                                                                      ========         ======

         Other:
              Individuals, receivable in monthly installments from $350 to $694, including interest ranging from 9% to
                 10%, secured by land                                                 $ 65,954         72,122
              Less current maturities                                                    6,781          6,169
                                                                                      --------         ------

                                                                                      $ 59,173         65,953
                                                                                      ========         ======

(3)  Property and Equipment

     Property and equipment consist of the following at January 31:

                                                              Estimated
                                                            life (years)         1998              1997
                                                            ------------         ----              ----

                  Land                                            -          $  2,208,459        1,984,312
                  Buildings and improvements                   10 - 40          5,851,210        6,764,809
                  Machinery and equipment                       3 - 10          5,390,278        4,813,546
                  Autos, trucks and mobile homes                3 - 10          1,739,926        1,527,401
                  Billboards on operating leases               15 - 20         10,835,449        4,657,590
                  Billboards                                   15 - 20            817,819          787,714
                                                               =======       ------------       ----------
                               Subtotal, at cost                               26,843,141       20,535,372
                  Less accumulated depreciation                               (11,476,469)     (10,889,102)
                  Construction in progress                                        361,571          324,276
                                                                             ------------       ----------

                                    Total property and equipment             $ 15,728,243        9,970,546
                                                                             ============       ==========


                                                                     (Continued)

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


     During the year ended January 31, 1998,  the Company  determined the actual lives  for  approximately  $214,100  of  billboard  expenditures  were generally longer than the estimated useful lives previously established for depreciation purposes. Therefore, effective February 1, 1997, the Company extended the estimated useful lives of those assets up to 7 years. The effect of this change in accounting estimate increased net income by $105,400 ($.02 per basic and diluted share).

     During the year ended January 31, 1997,  the Company  determined the actual lives for approximately $467,000 of equipment were generally longer than the estimated useful lives previously established for depreciation purposes. Therefore, effective February 1, 1996, the Company extended the estimated useful lives of those assets, which are depreciated using the straight-line method, from 5 years to 15 years. The effect of this change in accounting estimate increased net income by $34,200 ($.01 per basic and diluted share) for the year ended January 31, 1997.

     Additionally,  depreciation  of all property and equipment  acquired during the year ended January 31, 1997 has been computed using the straight-line method. Depreciation of property and equipment acquired in prior years was computed primarily using accelerated methods. The effect of this change increased net income by $67,300 ($.02 per basic and diluted share) for the year ended January 31, 1997.

(4)  Intangible Assets

     Intangible assets, at cost, consist of the following at January 31:

                                                        1998          1997
                                                        ----          ----
           Excess of purchase price over fair
                value of assets acquired            $   863,000        --
           Covenants not-to-compete                     294,763        --
           Franchise fees                               209,500     209,500
           Other                                         --          83,888
                                                    -----------     -------
                                                      1,367,263     293,388
           Less accumulated amortization               (166,961)   (108,255)
                                                    -----------     -------

           Intangible assets, net                   $ 1,200,302     185,133
                                                    ===========     =======




                                                                     (Continued)

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(5)  Billboard Rental Income

     Included in property and equipment in the consolidated balance sheets of the Company are billboards on operating leases. The billboards are owned by the Company and the advertising space is leased to others. See note 12 regarding land leased from others by the Company for billboard use.

     Minimum future rental income on noncancelable billboard leases in effect as of January 31, 1998 are as follows:

               Year ending January 31
               ----------------------
                        1999                    $ 5,531,624
                        2000                      2,209,834
                        2001                        201,294
                        2002                          3,900
                                                -----------
                                    Total       $ 7,946,652
                                                ===========

(6)  Short-term Borrowing, Bank

     In May 1997, the Company entered into an available billboard construction bank line of credit arrangement totaling $1,000,000, which matures in May 1998. Interest is payable monthly at the prime rate plus 1 percent (8.50 percent at January 31, 1998). The Company had drawn $745,000 and none as of January 31, 1998 and 1997, respectively. Borrowings under this line of credit are limited to six times the trailing cash flow from existing billboards not financed by this facility less the balance outstanding on another note to the bank. The line is secured by billboards and inventory. Under this line of credit, the Company is required to maintain specific ratios. At January 31, 1998, the Company was in compliance with all covenants.

     In November 1997, the Company entered into a financing agreement with a bank that permits the Company to borrow for a period of two years, up to $10.5 million at terms established upon execution of the agreement. As of January 31, 1998, there were no amounts drawn on this financing agreement. The credit agreement is comprised of three different lines as follows:

          (1) The "facility line" of $8 million is to be used to fund acquisition or construction of new travel centers and to finance the purchase of new vehicles, fuel dispensing and other related equipment, computer systems and other furniture, fixtures and equipment. The Company must pay a fee of 35 basis points (.35 percent) of the maximum note amount for construction or acquisitions. The Company must pay a fee of 25 basis points (.25 percent) of the maximum note amount for purchases of equipment, computers or furniture, fixtures and equipment.

                                                                     (Continued)

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


          (2) The "leasing line" of $2 million is to be used to fund individual leases by the bank to the Company. The Company must pay a fee of one-half percent (.005 percent) of the net interest balance on each lease.

          (3) The "working capital line" of $500,000 is to be used to fund the Company's short-term working capital needs. The Company must pay a fee of 25 basis points (.25 percent) of the $500,000 face amount of the working capital note.

(7)  Long-term Debt

     Long-term debt is as follows:

                                                                                          1998              1997
                                                                                          ----              ----

          Due  bank, maturity April 2007, variable interest at index rate (8.50%
               at January 31, 1997), monthly installments of $31,164, secured by
               mortgage and deed of trust                                             $ 2,363,929            --
          Due  bank,  maturity January 2006,  variable  interest at base lending rate  (8.25%  at  January  31,  1998),  monthly  installments  of
               $21,724, secured by mortgage and deed of trust                           1,463,808        1,588,087
          Due  bank,  maturity  May 2005,  variable  interest at bank index rate
               (8.50% at January 31,  1998),  monthly  installments  of $15,836,
               secured by billboards                                                    1,000,000            --
          Due  bank,  maturity February 2003,  variable interest at base lending rate  (8.25%  at  January  31,  1998),  monthly  installments  of
               $15,755, secured by billboards                                             784,327          902,136
          Due  bank,  maturity  January  2000,  variable  interest at index rate
               (8.50% at  January  31,  1998),  monthly  installments  of $6,883
               secured by buildings and equipment                                         717,876          737,968
          Due  bank, maturity January 2000, variable interest at index rate plus
               .5 (9.00% at January 31, 1998),  monthly  installments of $8,614,
               secured by buildings and equipment                                         810,571          843,049
          Due  banks and other financing companies,  with maturity dates ranging from 1998 to 2002. Most bear interest at adjustable rates ranging from 8.25% to 9.75%,  with certain  fixed rate notes ranging from
               8.00% to 10.25%.  Monthly payments totaling  $14,995.  Secured by
               land, buildings, equipment, billboards, and inventories                    592,156        1,813,699
                                                                                      ===========        =========



                                                                     (Continued)

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                                                                          1998              1997
                                                                                          ----              ----
          Due  individuals,   various  payment  schedules  with  maturity  dates
               ranging from 1998 to 2004,  including interest ranging from 8.00%
               to 12.00%.  Monthly payments totaling  $12,792.  Secured by land,
               buildings, and billboards                                              $   925,485          809,653
          Due  individuals,  maturity dates in 2008,  including imputed interest
               at 8.50%, annual payments totaling $40,000; unsecured                      244,763            --
                                                                                      -----------        ---------
                                                                                        8,902,915        6,694,592
          Less current maturities                                                         779,179          576,186
                                                                                      -----------        ---------

                                                                                      $ 8,123,736        6,118,406
                                                                                      ===========        =========


     Future maturities of long-term debt are as follows:

               1999                            $   779,179
               2000                                983,819
               2001                              2,292,284
               2002                                852,554
               2003                                919,527
               Thereafter                        3,075,552
                                               -----------
                              Total            $ 8,902,915
                                               ===========

     On February 5, 1996, the Company entered into a consolidating note agreement with a financial institution. The new note agreement consolidated approximately $1,700,000 of the Company's existing debt and provided $1,000,000 of new debt. This debt was used primarily for the expansion of the Company's outdoor advertising operations and improvements to existing travel centers.

(8)  Stockholders' Equity

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





                                                                     (Continued)

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


     Concurrent with the closing of the initial public offering, the Company issued a five-year nonredeemable option to purchase up to 93,500 shares of common stock at an exercise price equal to 120 percent of the offering price, or $9.60 per share to the underwriter. The option became exercisable in December 1997. As of January 31, 1998, the option has not been exercised.

     On November 12, 1996, the Company entered into an agreement with an outside consultant whereby 98,537 shares of outstanding common stock were returned to the Company without consideration, and the stock certificates were canceled. The shares had been issued in April 1996, in exchange for services rendered in connection with the initial public offering.

(9)  Stock Option Plan

     On September 27, 1996, the Company adopted the 1996 Stock Option Plan (the Plan) pursuant to which the Company's board of directors may grant stock options to officers and key employees. The Plan authorizes grants of options to purchase shares of authorized but unissued common stock up to an amount equal to ten percent of issued and outstanding shares of common stock (438,485 shares as of January 31, 1998). Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All stock options expire in ten years and vest, and become fully exercisable as determined by the board at time of grant.

     On September 27, 1996, the board of directors of the Company granted options to purchase an aggregate of 338,000 shares of common stock to 62 employees and officers, and 6,000 shares to each of its four nonemployee directors, effective as of the closing of the initial public offering. All of the options granted provide for a three-year vesting period and have an exercise price equal to or at 110 percent of the initial public offering price of $8.00 (weighted average exercise price of $8.22).

     At January 31, 1998, there were 136,985 additional shares available for grant under the Plan. The per share weighted-average fair value of stock options granted during 1997 was $3.03 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield 0.0 percent, expected volatility of 30 percent, risk-free interest rate of 6.15 percent, and an expected life of 5 years.






                                                                     (Continued)

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


     The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below for the years ended January 31, 1998 and 1997:

                                                           1998           1997
                                                           ----           ----

               Net income             As reported      $ 1,069,188      905,209
                                      Pro forma            764,626      707,557
                                                       ===========      =======

               Earnings per share     As reported              .24          .26
                                                       ===========      =======
                                      Pro forma                .17          .21
                                                       ===========      =======

     Pro forma net income reflects only options granted in the year ended January 31, 1997.

     During the year ended January 31, 1998, no options were granted,  exercised or expired, however, 60,500 options were forfeited. Thus, 301,500 options are outstanding as of January 31, 1998. During the year ended January 31, 1997, no options were exercised, forfeited or expired.

     At January 31, 1998, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $8.00 - $8.80 and 8.88 years, respectively.

     At   January 31, 1998, 8,000 of the options granted are exercisable.

(10) Income Taxes

     Income taxes from continuing operations consist of the following for the years ended January 31:

                                       Current      Deferred        Total
                                       -------      --------        -----
     Years ended January 31, 1998:
          U.S. federal                $ 452,800      112,200       565,000
          State and local                90,700       22,500       113,200
                                      ---------      -------       -------

                                      $ 543,500      134,700       678,200
                                      =========      =======       =======
     Years ended January 31, 1997:
          U.S. federal                $ 472,072       35,500       507,572
          State and local                88,800        7,100        95,900
                                      ---------      -------       -------

                                      $ 560,872       42,600       603,472
                                      =========      =======       =======

                                                                     (Continued)

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


     Income tax expense  differed from the amounts computed by applying the U.S.
          federal income tax rate of 34 percent to pretax income from continuing operations as a result of the following factors:

                                                       January 31,
                                               --------------------------
                                                  1998              1997
                                                  ----              ----
          Computed "expected" tax              $ 594,112          512,951
          State income taxes, net of
               federal tax benefit                74,682           64,446
          Other                                    9,406           26,075
                                               ---------          -------

                               Total           $ 678,200          603,472
                                               =========          =======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows at January 31:

                                                         1998           1997
                                                         ----           ----
          Deferred tax assets:
             Compensated absences, principally
                due to accrual for financial
                reporting purposes                    $   24,824       17,258
              Other                                       11,700       12,000
                                                      ----------       ------
                   Total gross deferred tax assets        36,524       29,258
          Less valuation allowance                          -            -
                   Net deferred tax assets                36,524       29,258
                                                      ----------       ------

          Deferred tax liabilities:
             Property and equipment, principally
                due to differences in depreciation      (211,824)     (67,712)
             Other                                        (2,000)      (4,146)
                                                      ----------       ------
                   Total gross deferred liabilities     (213,824)     (71,858)
                                                      ----------       ------

                   Net deferred tax liability         $ (177,300)     (42,600)
                                                      ==========       ======

     There was no valuation allowance for deferred tax assets as of February 1, 1997 or 1996. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.





                                                                     (Continued)

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(11) Profit Sharing Plan

     The Company maintains a qualified defined contribution profit sharing plan that covers substantially all employees. The plan year end is December
          31. The elected salary reduction is subject to limits as defined by the Internal Revenue Code. The Company provides a matching contribution and additional discretionary contributions as determined by resolution of the board of directors. Legal and accounting expenses related to the plan are absorbed by the Company and were approximately $12,965 and $15,745 for fiscal 1998 and 1997, respectively. The Company's contributions to the profit sharing plan were $56,974 in fiscal 1998 and $49,520 in fiscal 1997.

(12) Commitments and Contingencies

     The Company leases land at several of its retail operating locations. Included in general and administrative expenses in the accompanying consolidated statements of income is rental expense for these land leases of $306,283 and $286,752 for the years ended January 31, 1998 and 1997, respectively.

     The leasing agreements for the various locations include 5-35 year leases with remaining lives on those leases ranging from approximately 5-25 years at January 31, 1998. Renewal options vary, with the most extensive including three 5-year renewal options. Contingent rentals are generally based on percentages of specified gross receipts. Several leases include terms for computation of rent expense as the greater of a percent of gross receipts or a percent of land value as defined by the lease. In most cases, the Company is responsible for certain repairs and maintenance, insurance, property taxes or property tax increases, and utilities.

     Future minimum rental payments under these leases are as follows:

                1999                          $ 129,175
                2000                            110,600
                2001                             81,535
                2002                             60,600
                2003                             60,600
                Thereafter                      446,633
                                              ---------

                              Total           $ 889,143
                                              =========





                                                                     (Continued)

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


     The Company has entered into various land operating leases for billboard space. These leases require minimum annual rentals and range from terms of 1-5 years. Rent expense was $753,926 and $519,314 for the years ended January 31, 1998 and 1997, respectively. At January 31, 1998 and 1997, the Company had prepaid on these leases in the amounts of $347,612 and $290,882, respectively. See note 4 regarding billboard advertising space leased to others by the Company.

     Minimum future rental payments under these leases are as follows:

        Year ending January 31
        ----------------------
                1999                          $   836,136
                2000                              299,810
                2001                              220,854
                2002                              188,962
                2003                              157,268
                Thereafter                        237,186
                                              -----------

                                              $ 1,940,216
                                              ===========


(13) Related Party Transactions (See also notes 2 and 7)

     The following interest transactions took place with related parties during the periods presented as follows:

                                                 1998          1997
                                                 ----          ----
               Interest income                 $  4,704        2,027
               Interest expense                   --          33,995
                                               ========       ======

     An individual who is an officer and stockholder in the Company is also an officer and stockholder in Stuckey's Corporation (Stuckey's). The Company paid Stuckey's franchise fees for four stores in the amount of $35,690 and $33,468 for January 31, 1998 and 1997, respectively. Franchise fees are included in general and administrative expenses in the accompanying consolidated statements of income.







                                                                     (Continued)

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


     During the year ended January 31, 1998, wholesale gasoline distribution sales totaling $916,733 were sold to a Stuckey's franchise travel center not owned by the Company. The travel center is owned by the daughter of an individual who is a stockholder in the Company.

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

                                                                                                Depre-
                                                                                                ciation
                                                                                     Identi-      and       Capital
                                                             Net       Operating     fiable     amorti-     expend-
                                                            sales       income       assets     zation      itures
                                                            -----       ------       ------     ------      ------
           1998:
                Travel center operations                  $ 22,303       1,586        9,525        369       1,760
                Outdoor advertising operations               4,856         926       11,023        660       5,227
                Corporate and other                          --           (512)       5,311        121          96
                                                          --------       -----       ------      -----       -----

                                                          $ 27,159       2,000       25,859      1,150       7,083
                                                          ========       =====       ======      =====       =====

           1997:
                Travel center operations                  $ 21,389       1,510        8,277        363       1,015
                Outdoor advertising operations               3,459         703        3,966        282         987
                Corporate and other                          --           (221)       9,600        135         147
                                                          --------       -----       ------      -----       -----

                                                          $ 24,848       1,992       21,843        780       2,149
                                                          ========       =====       ======      =====       =====


     During 1998, $916,733 and $33,606 of net sales and operating income, respectively, related to wholesale gasoline distribution sales are included in travel center operations.








                                                                     (Continued)

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(15) Acquisitions

     On April 1, 1997, the Company  acquired all of the  tangible and intangible assets and certain liabilities of the outdoor advertising division of The McCarty Company (McCarty) known as Pony Panels for $4.2 million. A member of the Company's Board of Directors is the majority shareholder of the McCarty Company. The Company paid $1.7 million from the proceeds of the initial public offering and financed $2.5 million with bank debt. Pony Panels owns and operates approximately 750 8-sheet poster panels in the Albuquerque, New Mexico metro area. The Company also entered into a non-compete agreement with the former principals of McCarty for a period of five years from the date of the acquisition. The acquisition was accounted for as a purchase. Accordingly, the results of Pony Panels operations have been combined with the Company's since the date of acquisition. The purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the net assets acquired (goodwill) of $863,000 recorded in connection with the purchase will be amortized over the estimated benefit period of 15 years.

     On April 26, 1997, the Company purchased the outdoor advertising assets of General Outdoor Advertising (General) for $240,000 in cash. The cash was provided by the proceeds of the Company's initial public offering in December 1996. General owns and operates approximately 56 painted bulletin faces in the Alamogordo, New Mexico market. The acquisition was accounted for as a purchase. Accordingly, the results of General's operations have been combined with the Company's since the date of acquisition. The purchase price was allocated to the assets acquired based on their estimated fair values and no goodwill was recorded in connection with the purchase.

     On April 29, 1997, the Company purchased the outdoor advertising assets of Mesa Outdoor Advertising (Mesa) for $150,000 in cash and a note payable to the former owner in the amount of $275,000. The cash was provided from proceeds of the Company's initial public offering in December 1996. Mesa owns and operates approximately 57 30-sheet poster faces in the Farmington, New Mexico market. The acquisition was accounted for as a purchase. Accordingly, the results of Mesa's operations have been combined with the Company's since the date of acquisition. The purchase price was allocated to the assets acquired based on their estimated fair values and no goodwill was recorded in connection with the purchase.

     On December  9,  1997,  the  Company  acquired  certain  assets  of  Sweezy
          Outdoor Advertising (Sweezy) for $1,245,000, of which $945,000 was paid at closing and $300,000 was placed in escrow payable upon transfer of title on the outdoor billboards acquired to the Company. As of January 31, 1998, $100,000 of the escrow balance was outstanding and is included in accounts payable in the accompanying consolidated

                                                                     (Continued)

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


          balance sheet. The Company paid $245,000 from the proceeds of the initial public offering and financed $1 million with bank debt. Sweezy owns and operates approximately 68 painted bulletin faces in the Killeen/Fort Hood area of Texas. The acquisition was accounted for as a purchase. Accordingly, the results of Sweezy's operations have been combined with the Company's since the date of acquisition. The purchase price was allocated to the assets acquired based on their estimated fair values and no goodwill was recorded in connection with the purchase.

     In conjunction with the Sweezy acquisition, the Company entered into non-compete agreements with the former principals of Sweezy. One of the principals entered into an agreement for a period of ten years, payable by the Company in ten annual installments of $40,000 beginning in January 1998. The note payable, discounted for imputed interest costs computed at 8.5 percent, is included in long-term debt in the accompanying consolidated balance sheet. Two principals were paid $5,000 each for a non-compete period of one year from the date of acquisition.

     The following unaudited pro forma information presents the combined results of operations for the years ended January 31, 1998 and 1997, as though the acquisitions of Pony Panels and Sweezy had occurred on February 1, 1996. The unaudited pro forma results do not purport to be indicative of what would have occurred had the acquisitions actually been made as of such date or of results which may occur in the future.


                                                          Year ended January 31
                                                          ---------------------
                                                            1998         1997
                                                            ----         ----
               Dollars in thousands, except per
                  share amounts                                 (unaudited)

               Net sales                                  $ 28,090      26,558
                                                          ========      ======

               Net income                                  $ 1,009         869
                                                           =======         ===

               Earnings per basic and diluted share          $ .23         .25
                                                             =====         ===


     Adjustments made in arriving at the pro forma unaudited results of operations include increased interest expense on acquisition debt, depreciation on fixed assets acquired, amortization of goodwill and related tax adjustments.

     The effects of the Company's acquisitions of the assets of General and Mesa are not material to the combined results of operations of the Company for the years ended January 31, 1998 and 1997.



                                                                     (Continued)

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(16) Subsequent Events

     On February 1, 1998, the Company acquired the outdoor advertising assets of Big-Tex Outdoor Advertising (Big-Tex) for $1,559,000. The Company paid $559,000 from the proceeds of the initial public offering and financed $1,000,000 with bank debt. Big-Tex owns and operates 285 poster and painted bulletin faces in the Brownwood, Texas metro area. The Company also entered into a non-compete agreement with the former principals of Big-Tex for a period of ten years from the date of the acquisition, payable in ten annual installments of $10,000 beginning in February 1999.

     The acquisition will be accounted for as a purchase in the year ended January 31, 1999. The purchase price will be allocated to assets acquired based on their estimated fair values. The excess of the purchase price over the net assets acquired, if any, will be amortized over the estimated period of benefit. The purchase price allocation will be determined during the year ending January 31, 1999 when appraisals and other information become available.

     On March 3, 1998, the Company acquired the outdoor advertising assets of Norwood Outdoor, Inc. (Norwood) for $1,000,000. The Company paid $350,000 from the proceeds of the initial public offering and financed $650,000 with bank debt. Norwood owns and operates approximately 140 poster and painted bulletin faces in the Brady, Texas metro area. The acquisition will be accounted for as a purchase in the year ending January 31, 1999. The purchase price will be allocated to assets acquired based on their estimated fair values. The excess of the purchase price over the net assets acquired, if any, will be amortized over the estimated period of benefit. The purchase price allocation will be determined during the year ending January 31, 1999 when appraisals and other information become available.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Information concerning the Company's current Directors and executive officers is set forth below. A summary of the background and experience of each of these individuals is set forth after the table.


Name                          Age    Position
----                          ---    --------
Michael L. Bowlin (1)(2)      55     Chairman of the Board, President and Chief
                                     Executive Officer
C. Christopher Bess           51     Executive Vice President, Chief Operating
                                     Officer and Director
William J. McCabe             47     Senior Vice President -Management
                                     Information Systems
Anita J. Vachon               48     Senior Vice President - Travel Center
                                     Operations
Nina J. Pratz                 46     Senior Vice President, Chief Financial
                                     Officer, Treasurer, Secretary, and Director
Michael Mons                  43     Senior Vice President-Bowlin Advertising
                                     Services
Robert L. Beckett (1)         72     Director
Harold Van Tongeren (2)       74     Director
Brian McCarty (2)             61     Director
James A. Clark (1)            67     Director


(1) Member of Audit Committee
(2) Member of Compensation Committee

     Michael L. Bowlin. Mr. Bowlin has served as Chairman of the board and Chief Executive Officer of BOWLIN since 1991 and as President since 1983. Mr. Bowlin has been employed by BOWLIN since 1968. Mr. Bowlin's father, Claude M. Bowlin, Sr., founded the business in 1912. Michael L. Bowlin is the immediate past Chairman of the Board for the OAAA and serves on the Board for the American Council of Highway Advertisers. Mr. Bowlin also serves as President and a member of the Board of Directors of Stuckey's Incorporated, a restaurant and specialty store franchisor (including specialty stores located at four of the Company's travel centers); however, substantially all of Mr. Bowlin's professional time is devoted to his duties at the Company. Mr. Bowlin holds a Bachelor's degree in Business Administration from Arizona State University.

     C. Christopher Bess. Mr. Bess has served as the Company's Executive Vice President and Chief Operating Officer since 1983. Mr. Bess has served as a member of the Company's Board of Directors since 1974. During his 24 years with the Company, Mr. Bess has also served in such capacities as internal auditor, Merchandiser for Travel Center Operations, Travel Center Operations Manager and as Development Manager. Mr. Bess is a certified public accountant and holds a Bachelor's degree in Business Administration from the University of New Mexico.

     William J. McCabe. Mr. McCabe has served as the Company's Senior Vice President -Management Information Systems since 1997 and as Assistant Secretary since 1996. Mr. McCabe served as a member of the Board of Directors from 1983 until August 1996. Prior to 1997, Mr. McCabe served as Senior Vice President - Advertising Services from 1993, Vice President of Outdoor Operations from 1988 and as Vice President of Accounting from 1984 to 1987. Mr. McCabe has been employed by BOWLIN since 1976 in such additional capacities as a Staff accountant and Controller. Mr. McCabe holds a Bachelor's degree in Business Administration from New Mexico State University.

     Anita J. Vachon. Ms. Vachon has served as the Company's Senior Vice President - Travel Center Operations since 1993 and was a member of the Board of Directors from 1991 until August 1996. Since 1982, Ms. Vachon has been employed by the Company in such positions as staff accountant, Purchasing Department Manager and Vice President of Merchandising. Ms. Vachon holds an Associate's degree in Accounting.

     Nina J. Pratz.  Ms. Pratz has served as the Company's Senior Vice President
- Chief Financial Officer since 1997 and Treasurer/Secretary since 1977. Prior to 1997, Ms. Pratz served as Chief Administrative Officer since 1988. In addition, Ms. Pratz has served as a member of the Company's Board of Directors since 1976. She has been employed by the Company for over 20 years. Ms. Pratz holds a Bachelor's degree in Business Administration from New Mexico State University.

     Michael Mons. Mr. Mons has served as the company's Senior Vice President for Advertising Services since December of 1997. Prior to December 1997, Mr. Mons served as Sales Manager for the outdoor division for three years. Mr. Mons has over eleven years experience in the all facets of the outdoor advertising industry with emphasis in directing the start up and growth phases of outdoor plants. Mr. Mons holds a Bachelor's degree in Business Administration from the University of Arizona.

     Harold Van Tongeren. Mr. Van Tongeren has served as a member of the Board of Directors of BOWLIN since 1988. Mr. Van Tongeren has also served as Chairman of the Board of Directors and President of Herk and Associates, a representative of domestic gift and jewelry wholesalers, since 1952. In addition, Mr. Van Tongeren serves as a key contact to the Company regarding potential acquisition opportunities in the travel and tourism industry. Mr. Van Tongeren attended Hope College and Dennison University.

     Robert L. Beckett. Mr. Beckett has served as a member of the Board of Directors of BOWLIN since 1974. Mr. Beckett has also been President and a Director of The Cooper Agency, Inc., a consumer loan company, since 1964. In addition to serving as a Director and executive officer of various private entities, Mr. Beckett formerly served as Mayor of the City of Deming, New Mexico.

     Brian McCarty. Mr. McCarty became a Director upon the closing of the IPO. Mr. McCarty has served since 1994 as Chairman of the Board and Chief executive Officer of Business Location Research, a company specializing in the design and development of advanced geographic information systems. From 1990 to 1993, Mr. McCarty served as President and Chief Executive Officer of Naegele Outdoor Advertising ("Naegele"). Prior to his employment at Naegele, Mr. McCarty served as President of Ackerley Communications, a publicly traded company engaged in the operation of outdoor advertising, radio and television broadcasting properties. Mr. McCarty holds a Bachelor's degree in Marketing from Lewis University.

     James A. Clark. Mr. Clark became a Director of the Company upon the closing of the IPO. Mr. Clark is currently retired from full-time employment. Mr. Clark served as President and Chief Executive Officer of First Interstate Bank of
Albuquerque from 1985 to 1991. Prior to 1991, Mr. Clark served in several capacities at various banking and financial services entities for over 25 years. Mr. Clark holds a Certificate of Graduation from the Stonier Graduate School of Banking at Rutgers University.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who own more than ten percent of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent owners are required by the Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on the Company's review of the copies of such forms received by it, the Company believes that, during the fiscal year ended January 31, 1998, all filing requirements applicable to its officers, directors and greater than ten-percent owners were complied with.


ITEM 10.  EXECUTIVE COMPENSATION


     The following table summarizes all compensation paid during the last three fiscal years to the Company's Chief Executive Officer. No other executive officer received total annual salary and bonus in excess of $100,000 for services rendered to the Company during fiscal 1998.


                                                                   Long Term Compensation
                                                                -----------------------------
                                       Annual Compensation        Awards         Payouts
                                  ----------------------------  ----------  -----------------
                                                       Other                Securities   LTIP
                                  Salary               Annual   Restricted  Underlying   Pay-  All Other
   Name and Principal               ($)     Bonus    Compensa-     Stock     Options/    outs  Compensa-
        Position            Year  (1),(2)   (2)($)    tion ($)    Awards    SARs (2)(#)  ($)   tion ($)
        --------            ----  -------   ------   ---------    ------    -----------  ----  ---------
Michael L. Bowlin           1998  136,000     --    14,535 (6)      --           --       --       --
  Chairman of the Board     1997   93,000     --    16,133 (5)      --         50,000     --       --
  President & CEO           1996   78,000  150,050  14,452 (4)      --           --       --       --


(1) Includes amounts deferred at the election of the officer to be contributed to his 401(k) Profit Sharing Plan account

(2) The Company decided not to pay discretionary cash bonuses in fiscal 1997 and to grant stock options to its executive offer in lieu thereof. In September 27, 1997 Mr. Bowlin was granted an option to purchase 50,000 shares of Common Stock under the 1996 Stock Option Plan.

(3) On September 27, 1996, the Company entered into an employment contract with Mr. Bowlin that provides for an annual base salary of $195,000 effective February 1, 1997. See "Employment Contracts".

(4) Includes (I) $5,487 of the Company's discretionary matching contributions allocated to Mr. Bowlin's 401(k) Profit Sharing Plan account, (ii) $7,723 for premiums on term life, auto and disability insurance policies of which Mr.. Bowlin or his wife is the owner and (iii) $1,242 for Mr. Bowlin's use of a vehicle owned by the Company.


(5) Includes (I) $4,750 of the Company's discretionary matching contributions allocated to Mr. Bowlin's 401(k) Profit Sharing Plan account, (ii) $10,155 for premiums on term life, auto and disability insurance policies of which Mr.. Bowlin or his wife is the owner and (iii) $1,228 for Mr. Bowlin's use of a vehicle owned by the Company.

(6) Includes (I) $2,901 of the Company's discretionary matching contributions allocated to Mr. Bowlin's 401(k) Profit Sharing Plan account, (ii) $10,426 for premiums on term life, auto and disability insurance policies of which Mr.. Bowlin or his wife is the owner and (iii) $1,208 for Mr. Bowlin's use of a vehicle owned by the Company.

COMPENSATION OF DIRECTORS

     Directors who are not employees of the Company are entitled to receive $1,000 per each meeting of the Board of Directors, or any committee thereof, attended plus reimbursement of reasonable expenses. Non-employee Directors also receive an option to purchase 6,000 shares of Common Stock upon their election to the Board of Directors and an annual grant of 2,000 shares of Common Stock during each year of service, all under the Company's 1996 Stock Option Plan. Directors who are employees of the Company do not receive any additional compensation for such services.

EMPLOYMENT CONTRACTS

     On August 23, 1996, the Board of Directors approved employment agreements with Michael L. Bowlin for services as Chairman of the Board, President and Chief Executive Officer and with C. Christopher Bess for services as Executive Vice president and Chief Operating Officer (Messrs. Bowlin and Bess are sometimes collectively referred to herein as the "Employee"). These agreements provide for base annual salaries, effective as of February 1, 1997, for Messrs. Bowlin and Bess of $195,000 and $145,000, respectively, subject to annual increases at the discretion of the Board of Directors, but at least equal to the corresponding increase in the Consumer Price Index. In addition, the Employee is entitled to receive bonuses at the discretion of the Board of Directors in accordance with the Company's bonus plans in effect from time to time.

     Additional details and other information regarding the agreements are discussed in documents previously filed with the commission and are incorporated herein by reference.

     For the fiscal year ended January 31, 1998, in the interest of maintaining the Company's profitability and capital, Messrs. Bowlin and Bess agreed to accept base annual salaries of $136,000 and $90,000, respectively.

PROFIT-SHARING 401(k) PLAN

     Under the Company's 401(k) plan, effective July 1, 1990, as amended (the "401(k) Plan"), eligible employees may direct that a portion of their compensation, up to a legally established maximum, be withheld by the Company and contributed to their account. All 401(k) Plan contributions are placed in a trust fund and invested by the 401(k) Plan's trustee. It is the Company's policy that all of the 401(k) Plan funds be invested in a single fund that is identified by the Plan's trustee or administrator. The 401(k) Plan permits the Company to make discretionary matching contributions in an amount to be determined on an annual basis by the Company's Board of Directors. Amounts contributed to participant accounts are generally not subject to federal income tax until distributed to the participant and may not be withdrawn until death, retirement or termination of employment.


1996 STOCK OPTION PLAN

     The Company's 1996 Stock Option Plan (the "1996 Plan") authorizes the Board to grant options to Directors and employees of the Company to purchase in the aggregate an amount of shares of Common Stock equal to 10% of the shares of common Stock issued and outstanding from time to time. Directors, officers and other employees of the Company who, in the opinion of the Board of Directors, are responsible for the continued growth and development and the financial success of the company are eligible to be granted options under the 1996 Plan. Options may be nonqualified options, incentive stock options, or any combination of the foregoing. In general, options granted under the 1996 Plan are not transferable and expire ten years after the date of grant. The per share exercise price of an incentive stock option granted under the 1996 Plan may not be less than the fair market value of the Common Stock on the date of grant and no options granted under the 1996 plan may have an exercise price per share less than the initial public offering price. Incentive stock options granted to persons who have voting control over 10% or more of the Company's capital stock are granted at 110% of the fair market value of the underlying shares on the date of grant and expire five years after the date of grant. No option may be granted after August 23, 2006.

     The 1996 Plan provides the Board of Directors with the discretion to determine when options granted thereunder will become exercisable. Generally, such options may be exercised after a period of time specified by the Board of Directors at any time prior to expiration, so long as the optionee remains employed by the Company. No option granted under the 1996 Plan is transferable by the optionee other than by will or the laws of descent and distribution, and each option is exercisable during the lifetime of the optionee only by the optionee.

     The following table summarizes stock options granted during the last three fiscal years to the Company's executive officers.


                                Individual Grants
                                -----------------
                                  Number  of   % of Total
                                  Securities  Options/SARs
                                  Underlying   Granted to  Exercise of  Expira-
    Name and Principal           Options/SARs Employees in  Base Price   tion
         Position           Year  Granted(#)   Fiscal Year    ($/sh)     Date
         --------           ----  ----------   -----------    ------     ----
Michael L. Bowlin           1998      --           --           --        --
  Chairman of the Board     1997    50,000         15%        $8.80      2006
  President & CEO           1996      --           --           --        --

C. Christopher Bess         1998      --           --           --        --
  Executive Vice President  1997    40,000         12%        $8.80      2006
  Chief Operating Officer   1996      --           --           --        --

Anita J. Vachon             1998      --           --           --        --
  Senior Vice President -   1997    30,000          9%        $8.00      2006
  Travel Center Operations  1996      --           --           --        --



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANGEMENT


     The following table sets forth, as of January 31, 1998, the number and percentage of outstanding shares of Common stock owned by (i) each Director and Director-Nominee of the Company; (ii) the Chief Executive Officer of the Company; (iii) all Directors and executive officers of the Company as a group; and (iv) all persons known by the Company to be the beneficial owners of more than 5% of the outstanding shares of Common Stock.

NAME OF BENEFICIAL OWNER (1)     AMOUNT AND NATURE OF BENEFICIAL      PERCENT OF
                                 OWNERSHIP (2)                        CLASS (3)

Michael L. Bowlin (4)                                  1,723,513           39.3%

C. Christopher Bess (5)                                  508,081           11.6%

Anita J. Vachon                                           42,200               *

Nina J. Pratz                                            120,802            2.8%

William J. McCabe                                         61,190            1.4%

Michael Mons                                                 330               *

Robert J. Beckett                                        123,646            2.8%

Harold Van Tongeren (6)                                   44,099            1.0%

Brian McCarty                                                --              --

James A. Clark                                             2,000               *

Monica A. Bowlin (7)                                   1,723,513           39.3%

The Francis W. McClure
and Evelyn Hope McClure
Revocable Trust                                          403,124            9.2%

All directors and executive
officers as a group
(10 persons) (4)(5)(6)(7)                              2,625,861           59.9%

-----------------------------------------
*Less than 1.0%

(1) All of the holders have an address at c/o the Company, 150 Louisiana NE, Albuquerque, NM, 87108.
(2) Unless otherwise noted and subject to community property laws, where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock as shown beneficially owned by them.
(3) Number of shares outstanding excludes (i) 93,500 shares which are subject to the Representative's Option, as previously described in a document previously filed with the Commission and (ii) 301,500 shares reserved for issuance upon the exercise of options granted by the Company under the Company's 1996 Stock Option Plan.
(4) Includes 425,687 shares held by Mr. Bowlin's wife and 171,332 shares held by each of three daughters. Mr. Bowlin disclaims beneficial ownership of an aggregate of 342,664 of such shares, which are held by two of his daughters.
(5) Includes 73,006 shares held by Mr. Bess' wife and 19,623 shares held by Mr. Bess' minor daughter.
(6) All of such 44,099 shares are held by Mr. Van Tongeren jointly with his wife.
(7) Includes 783,830 shares held by Mrs. Bowlin's husband and 171,332 shares held by each of three daughters. Mrs. Bowlin disclaims beneficial ownership of an aggregate of 342,664 of such shares, which are held by two of her daughters.





ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     Michael L. Bowlin is the President and Chairman of the board of, and a 25% stockholder in, Stuckey's Corporation ("Stuckey's"), a franchiser of restaurants and specialty stores, including specialty stores located at four of the Company's travel centers. In fiscal year 1997, aggregate franchise and other related fees paid by the company to Stuckey's equaled approximately $35,690.

     Michael L. Bowlin and C. Christopher Bess each have perpetual five-year employment agreements with the Company that provide for an annual base salary, effective as of February 1, 1997, of $195,000 and $145,000, respectively, during their terms of employment, as well as certain rights to indemnification. See "EXECUTIVE COMPENSATION - Employment Contracts."

     On April 1, 1997, the Company entered into an agreement to purchase substantially all of the assets and certain liabilities of a division of The McCarty Companies formally known as "Pony Panels." The McCarty Companies are owned by a director of the Company, Brian McCarty. The purchase price of the transaction was $4,200,000, and was financed from a portion of the proceeds from the Company's IPO and bank debt. Terms of the financing have been disclosed and previously filed with the SEC. See ITEM 1. DESCRIPTION OF BUSINESS under the heading "Recent Developments".

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     The exhibits as indexed below are included as part of this Form 10-KSB.

(b)  Reports on Form 8-K

     No reports were filed on Form 8-K during the three months ended January 31, 1998.

                                INDEX TO EXHIBITS
                                -----------------
Exhibit                                                    Method
Number                Description                         of Filing
------                -----------                         ---------

  2.1 Purchase Agreement dated April 1, 1997 (Incorporated by reference; between the Registrant and the McCarty previously filed as Exhibit 2.1
         Company                                 to the Registrant's Report on
                                                 Form 8-K dated April 15, 1997)

  2.2    Purchase Agreement dated December 9,    (Incorporated by reference;
         1997 between the Registrant and Sweezy  previously filed as Exhibit 2.2
         Outdoor Advertising, Inc.               to the Registrant's Report on
                                                 Form 10-QSB dated December 15,
                                                 1997)

  2.3    Purchase Agreement dated February 1,    Filed herewith
         1998 between the Registrant and Big-
         Tex Outdoor Advertising, Inc.

  2.4 Purchase Agreement dated March 2, 1998 Filed herewith between the Registrant and Norwood
         Outdoor, Inc.

 10.43 Promissory Note, dated as of May 2, (Incorporated by reference; 1997, payable by the Registrant to previously filed as Exhibit
         Norwest Bank in the aggregate amount    10.43 to the Registrant's
         of $1,000,000                           Report on Form 10-QSB dated
                                                 June 16, 1997)


 10.44 Credit Agreement with First Security (Incorporated by reference; Bank, dated as of November 25, 1997, previously filed as Exhibit
         granting the Registrant funds in the    10.44 to the Registrant's
         aggregate principal amount of           Report on Form 10-QSB dated
         $10,500,000                             December 15, 1997)


 27      Financial Data Schedule                 Filed herewith

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

                                                    BOWLIN Outdoor Advertising &
                                                    Travel Centers Incorporated

                                            By: /s/ MICHAEL L. BOWLIN
                                                --------------------------------
                                                Michael L. Bowlin,
                                                Chairman of the Board, President
                                                and Chief Executive Officer

Date:     April 29, 1998

     In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                        Signature                                  Date
                        ---------                                  ----


By: /s/ MICHAEL L. BOWLIN                                     April 29, 1998
    ------------------------------------------------------
     Michael L. Bowlin, Chairman of the Board, President,
     CEO and Director (Principal Executive Officer)


By: /s/ C. CHRISTOPHER BESS                                   April 29, 1998
    ------------------------------------------------------
     C. Christopher Bess, Executive Vice President, Chief
       Operating Officer, and Director


By: /s/ NINA J. PRATZ                                         April 29, 1998
    ------------------------------------------------------
     Nina J. Pratz, Senior Vice President, Chief Financial
     Officer, Treasurer and Secretary, and Director


By: /s/ ROBERT L. BECKETT                                     April 29, 1998
    ------------------------------------------------------
     Robert L. Beckett, Director


By: /s/ JAMES A. CLARK                                        April 29, 1998
  --------------------------------------------------------
     James A. Clark, Director


By: /s/ BRIAN MCCARTY                                         April 29, 1998
    ------------------------------------------------------
     Brian McCarty, Director


By: /s/ HAROLD VAN TONGEREN                                   April 29, 1998
    ------------------------------------------------------
     Harold Van Tongeren, Director