Form 10-Q
period 1998-04-30
BOWLIN OUTDOOR ADVERTISING & TRAVEL CENTERS INC
filed 1998-06-15
CIK 1020898

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 30, 1998

[ ]  TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXHANGE ACT For
     the transition period from [          ] to [          ]

                         Commission File Number 0-21451

            BOWLIN Outdoor Advertising & Travel Centers Incorporated
             (Exact name of registrant as specified in its charter)


             NEVADA                                       85-0113644
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


    150 LOUISIANA NE, ALBUQUERQUE, NM                       87108
(Address of principal executive offices)                 (Zip Code)


                     Issuer's telephone number: 505-266-5985


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of June 12, 1998, 4,384,848 shares of the issuer's common stock were outstanding.

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

          Consolidated Balance Sheets as of
          April 30, 1998 and January 31, 1998...............................2

          Consolidated Statements of Income for the
          Three Months Ended April 30, 1998 and 1997........................4

          Consolidated Statements of Stockholders'
          Equity for the three months ended April 30, 1998..................5

          Consolidated Statements of Cash Flows for
          the Three Months Ended April 30, 1998 and 1997....................6

          Notes to the Consolidated Financial Statements....................8

Item 2.   Management's Discussion and
          Analysis or Plan of Operation.....................................9

Item 3.   Quantitative and Qualitative
          Disclosures About Market Risk....................................13


                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings................................................14

Item 2.   Changes in Securities and Use of Proceeds........................14

Item 3.   Defaults Upon Senior Securities..................................14

Item 4.   Submission of Matters to a Vote of Security Holders..............14

Item 5.   Other Information................................................14

Item 6.   Exhibits and Reports on Form 8-K.................................14

          Signatures ......................................................14

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements


                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                     Assets
                        (In thousands, except share data)


                                                  April 30,         January 31,
                                                    1998               1998
                                                 (Unaudited)         (Audited)
                                                 -----------         ---------
Current assets:
  Cash and cash equivalents                      $     3,279        $     4,054
  Accounts receivable, net                               688                579
  Notes receivable, related parties -
    current maturities                                    15                 30
  Notes receivable - current maturities                   22                  7
  Inventories                                          3,929              3,623
  Prepaid expenses                                       506                448
  Income taxes                                            34                 90
  Other current assets                                     3                  4
                                                 -----------        -----------
  Total current assets                                 8,476              8,835


Investment and long-term receivables:
  Investment in partnership                               17                 17
  Notes receivable, related parties,
    less current maturities                               43                 20
  Notes receivable, less current
    maturities                                            14                 59
                                                 -----------        -----------
  Total investment and long-term
    receivables                                           74                 96


Property & equipment, net                             18,196             15,728

Intangible assets, net                                 1,314              1,200
                                                 -----------        -----------

  Total assets                                   $    28,060        $    25,859
                                                 ===========        ===========


                                                                    (Continued)

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                           Consolidated Balance Sheets
                      Liabilities and Stockholders' Equity
                        (In thousands, except share data)



                                                  April 30,         January 31,
                                                    1998               1998
                                                 (Unaudited)         (Audited)
                                                 -----------        -----------
Current liabilities:
  Short-term borrowing, bank                     $       165        $       745

  Accounts payable                                     1,393              1,351

  Long-term debt, current maturities                   1,107                779

  Accrued liabilities                                    359                456
                                                 -----------        -----------
  Total current liabilities                            3,024              3,331

Deferred income taxes                                    215                177

Long-term debt, less current maturities               10,449              8,124
                                                 -----------        -----------
  Total liabilities                                   13,688             11,632


Stockholders' equity
  Common stock, $.001 par value; authorized
  100,000,000 shares; issued and outstanding
  4,384,848 shares                                         4                  4

  Additional paid-in capital                          11,604             11,604

  Retained earnings                                    2,764              2,619
                                                 -----------        -----------
  Total stockholders' equity                          14,372             14,227

                                                 -----------        -----------
  Total liabilities and stockholders' equity     $    28,060        $    25,859
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

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                        Consolidated Statements of Income
                 (In thousands, except share and per share data)


                                                   For the Three Months Ended
                                                 ------------------------------

                                                  April 30,          April 30,
                                                    1998              1997
                                                 (Unaudited)        (Unaudited)
                                                 -----------        -----------
Gross sales                                      $     7,124              6,682
Less discounts on sales                                   61                 77
                                                 -----------        -----------
  Net sales                                            7,063              6,605

Cost of goods sold                                     4,548              4,459
                                                 -----------        -----------
  Gross profit                                         2,515              2,146

General and administrative expenses                   (1,687)            (1,568)

Other operating income                                     1                 32

Depreciation and amortization                           (409)              (218)
                                                 -----------        -----------
  Operating income                                       420                392

Other non-operating income (expense):
  Interest income                                         28                 82
  Gain on sale of property and equipment                   4                105
  Interest expense                                      (214)              (154)
                                                 -----------        -----------
  Total other non-operating income (expense), net       (182)                33

                                                 -----------        -----------
Income before income taxes                               238                425

Income taxes                                              93                170
                                                 -----------        -----------
Net income                                       $       145                255
                                                 ===========        ===========

Weighted average common and common dilutive
  potential shares outstanding                     4,384,848          4,384,848

Earnings per share
  Basic and Diluted                              $       .03                .06
                                                 ===========        ===========


          See accompanying notes to consolidated financial statements.

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity
                                 (In thousands)



                                                               For the Three Months Ended
                                                               --------------------------

                                                        Common         Additional
                                        Number          stock,           pain-in          Retained
                                      of shares         at par           capital          earnings           Total
                                      ---------         ------           -------          --------           -----
Balance at January 31, 1998           4,384,848         $    4         $   11,604         $  2,619         $  14,227

Net income                                                                                     145               145
                                      ---------         ------         ----------         --------         ---------
Balance at April 30, 1998             4,384,848         $    4         $   11,604         $  2,764         $  14,372
                                      =========         ======         ==========         ========         =========










          See accompanying notes to consolidated financial statements.

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                              For the Three Months Ended
                                                                           --------------------------------
                                                                            April 30,            April 30,
                                                                               1998                1997
                                                                           (Unaudited)          (Unaudited)
                                                                           -----------          -----------
Cash flows from operating activities:
  Net income                                                               $       145          $       255
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                              409                  218
        Gain on sales of property and equipment                                     (4)                (105)
        Deferred income taxes                                                       38                   13
        Imputed interest                                                             8                    -
        Changes in operating assets and
          liabilities                                                             (406)                (488)
                                                                           -----------          -----------
            Net cash provided by (used in) operating activities                    190                 (107)

Cash flows from investing activities:
  Proceeds from sale of assets                                                       8                    -
  Business acquisitions (note 2)                                                  (915)              (2,090)
  Purchases of property and equipment, net                                        (365)                (653)
  Proceeds (disbursements) on notes receivable, net                                 22                   (9)
                                                                           -----------          -----------
            Net cash used in investing activities                               (1,250)              (2,752)

Cash flows from financing activities:
  Borrowings on short-term debt                                                    165                    -
  Borrowings on long-term debt                                                   1,040                  464
  Payments on short-term debt                                                     (745)                (219)
  Payments on long-term debt                                                      (175)                   -
                                                                           -----------          -----------
            Net cash provided by financing activities                              285                  245

Net decrease in cash and cash equivalents                                         (775)              (2,614)
Cash and cash equivalents at beginning of period                                 4,054                7,519
                                                                           -----------          -----------
Cash and cash equivalents at end of period                                       3,279                4,905
                                                                           ===========          ===========

                                                                     (Continued)

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, Continued
                                 (In thousands)


                                                      April 30,      April 30,
                                                        1998           1998
                                                     (Unaudited)    (Unaudited)
                                                     -----------    -----------
Supplemental disclosure of cash flow information:

  Noncash investing and financing activities:
    Acquisition of outdoor advertising assets
      in exchange for long-term debt                 $     1,650    $     2,775
                                                     ===========    ===========

    Acquisition of covenants not-to-compete
      in exchange for long-term debt                 $       130    $         -
                                                     ===========    ===========

  Acquisitions:
    Fair value of assets acquired and liabilities
    assumed at the date of the acquisitions were
    as follows:
      Accounts receivable                            $        34    $        74
      Prepaid expenses                                        31             15
      Billboards                                             595          1,090
      Vehicles and equipment                                  55             63
      Goodwill                                                 -            863
      Accounts payable                                         -            (15)
                                                     ===========    ===========






          See accompanying notes to consolidated financial statements.

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


1. The consolidated financial statements for the three months ended April 30, 1998 and April 30, 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-KSB for the fiscal year ended January 31, 1998. Results of operations for interim periods are not necessarily indicative of results that may be expected for the year as a whole.

2. Acquisitions. On February 1, 1998, the Company acquired the outdoor advertising assets of Big-Tex Outdoor Advertising (Big-Tex) for 1,559,000. The Company paid $559,000 from the proceeds of the initial public offering and financed $1,000,000 with bank debt. Big-Tex owned and operated approximately 285 poster and painted faces in the Brownwood, Texas metro area. The Company also entered into a non-compete agreement with the former principals of Big-Tex for a period of ten years from the date of the acquisition, payable in ten annual installments of $10,000 beginning in February 1999. The acquisition was accounted for as a purchase. The results of Big-Tex's operations have been combined with the Company's since the date of acquisition. The purchase price was allocated to the assets acquired based on their estimated fair values and no goodwill was recorded in connection with the purchase.

     On March 3, 1998, the Company acquired the outdoor advertising assets of Norwood Outdoor, Inc. (Norwood) for $1,006,000. The Company paid $350,000 from the proceeds of the initial public offering, $6,000 cash and financed $650,000 with bank debt. Norwood owned and operated approximately 140 poster and painted bulletin faces in the Brady, Texas metro area. The acquisition was accounted for as a purchase. The results of Norwood's operations have been combined with the Company's since the date of acquisition. The purchase price was allocated to the assets acquired based on their estimated fair values and no goodwill was recorded in connection with the purchase.

     The following unaudited proforma consolidated results of operations have been prepared as if the acquisitions of Big-Tex and Norwood occurred on February 1, 1998 and 1997.

                     (in thousands except per share amounts)

                                            Three Months Ended
                                                 April 30
                                               (unaudited)
                                               -----------

                                          1998              1997
                                          ----              ----

         Gross sales                   $   7,149         $   6,892

         Net income                          140               243

         Earnings per basic
           and diluted share           $     .03         $     .06
                                       =========         =========

     The proforma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

3. Subsequent Events: On May 1, 1998 the Company purchased the outdoor advertising assets of Edgar Outdoor Advertising Co. for $918,000. The Company paid $18,000 cash at closing and $900,000 from the proceeds of the initial public offering. Edgar owned and operated approximately 62 painted bulletin faces in central Texas.

     On June 1, 1998 the Company purchased the outdoor advertising assets of J & J Sign Company, located in Silver City, New Mexico. The Company paid $275,000 from the proceeds of the initial public offering and will issue $100,000 of the Company's stock within 180 days of closing based on the closing price of the stock on June 1, 1998. J & J owned and operated approximately 40 painted bulletin faces in Southwestern New Mexico.

4. Available Financing: On May 1, 1998, the Company secured a $3.65 million loan agreement with one of its existing lenders. The note carries a variable interest rate based on the bank's prime lending rate (8.5% on May 1, 1998) and matures in May 2005. The primary purpose of the agreement was to consolidate short-term financing for three outdoor advertising acquisitions and the construction line of credit.


Item 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations.

Overview

The following is a discussion of the consolidated financial condition and results of operations of the Company as of and for the two fiscal periods ended April 30, 1998 and 1997. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the related Notes included in the Company's Form 10-KSB for the fiscal year ended January 31, 1998.

The Company operates in two industry segments, travel centers and outdoor advertising. In order to perform a meaningful evaluation of the Company's performance in each of its operating segments, the Company has presented selected operating data which separately sets forth the revenue, expenses and operating income attributable to each segment, and also separately sets forth the corporate expenses of the Company which are not properly allocable to either of the Company's segments for purposes of determining their respective operating income. The discussion of results of operations which follows compares such selected operating data and corporate expense data for the interim periods presented.

The forward-looking statements included in Management's Discussion and Analysis or Plan of Operation, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to those discussed.

Results of Operations

The following table presents certain income and expense items derived from the Consolidated Statements of Income for the three months ended April 30 (unaudited and amounts in thousands):

                                                                    % Incr/
                                              1998         1997      (Decr)
                                              ----         ----      ------
Travel centers:
  Gross sales                               $  5,552      $ 5,602     (0.9%)
  Discounts on sales                              61           77    (20.8%)
                                            --------     --------
  Net sales                                    5,491        5,525     (0.6%)
  Cost of sales                                3,856        3,903     (1.2%)
                                            --------     --------
                                               1,635        1,622      0.8%
General and administrative expenses            1,325        1,262      5.0%
  Depreciation and amortization                  141           89     58.4%
                                            --------     --------
  Operating income                               169          271    (37.6%)

Outdoor advertising:
  Gross sales                                  1,572        1,050     49.7%
  Direct operating expenses                      692          556     24.5%
                                            --------     --------
                                                 880          494     78.1%
  General and administrative expenses            251          164     53.0%
  Depreciation and amortization                  241           99    143.4%
                                            --------     --------
  Operating income                               388          231     68.0%

Corporate and other:
  General and administrative expenses           (111)        (112)    (0.9%)
  Depreciation and amortization                  (27)         (30)   (10.0%)
  Interest expense                              (214)        (154)    39.0%
  Other income, net                               33          219    (84.9%)
                                            --------     --------
Income before taxes                              238          425    (40.0%)

Income taxes                                      93          170    (45.3%)
                                            --------     --------
Net income                                  $    145     $    255    (43.1%)
                                            ========     ========


Comparison of the Three Months Ended April 30, 1998 and April 30, 1997

Travel Centers. Gross sales at the Company's Travel Centers decreased slightly by 0.9% to $5.552 million for the three months ended April 30, 1998 from $5.602 million for the three months ended April 30, 1997. This decrease is primarily attributable to a 16.6% reduction in restaurant sales which were $639,000 for the three months ended April 30,1998 compared with $766,000 for the three months ended April 30,1997. Gasoline sales decreased 3.2% to $2.973 million for the three months ended April 30, 1998 from $3.071 for the same period in 1997. Wholesale gasoline sales increased 76.6% to $279,000 for the three months ended

April 30, 1998, as compared to $158,000 for the three months ended April 30, 1997. Merchandise sales increased 2.8% to $1.585 million for three months ended April 30,1998 as compared to $1.542 million for the three months ended April 30, 1997. Cost of goods sold for the travel centers decreased 1.2% to $3.856 million for the three months ended April 30, 1998 from $3.903 million for the three months ended April 30, 1997, primarily as result of the reduction in fuel prices and restaurant goods which was offset by an increase of wholesale gasoline.

General and administrative expenses for travel centers consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses for the travel centers increased to $1.325 million for the three months ended April 30, 1998 from $1.262 million for the three months ended April 30, 1997.

Depreciation and amortization expense increased by 58.4% to $141,000 for the three months ended April 30, 1998 as compared to $89,000 for the three months ended April 30, 1998. The increase is attributable to additions of depreciable assets during the current interim periods.

The above factors contributed to an overall decrease in travel center operating income of 37.6% to $169,000 for the three months ended April 30,1998 from $271,000 for the three months ended April 30, 1996. This decrease is primarily attributable to increases in general and administrative expenses and depreciation.

Outdoor Advertising. Gross sales from the Company's Outdoor Advertising increased 49.7% to $1.572 million for the three months ended April 30, 1998 from $1.050 million for the three months ended April 30, 1997. The increase was primarily attributable to increased usage of available sign inventory, increases in rates and the continual assimilation of the Company's acquisitions.

Direct operating expenses related to outdoor advertising consist of rental payments to property owners for the use of land on which advertising displays are located, production expenses and selling expenses. Production expenses include salaries for operations personnel and real estate representatives, property taxes, materials and repairs and maintenance of advertising displays. Selling expenses consist primarily of salaries and commissions for salespersons and travel and entertainment related to sales. Direct operating costs increased 24.5% to $692,000 for the three months ended April 30, 1998 from $556,000 for the three months ended April 30, 1997, principally due to the addition of production personnel, the assimilation of direct operating costs associated with the acquisitions and increased costs related to repairs and maintenance of existing advertising displays.

General and administrative expenses for outdoor advertising consist of salaries and wages for administrative personnel, insurance, legal fees, association dues and subscriptions and other indirect operating expenses. General and administrative expenses, as a result of additional personnel, increased 53.0% to $251,000 for the three months ended April 30, 1998 from $164,000 for the three months ended April 30, 1997.

Depreciation and amortization expense increased 143.4% to $241,000 for the three months ended April 30, 1998 from $99,000 for the three months ended April 30, 1997. The increase is attributable to scheduled depreciation of advertising display structures and machinery and equipment primarily associated with acquisitions as well as the amortization of goodwill and non-compete covenants.

The above factors contributed to the increase in outdoor advertising operating income of 68.0% to $388,000 for the three months ended April 30, 1998 from $231,000 for the three months ended April 30, 1997. In addition, earnings before interest, taxes, depreciation and amortization (EBITDA) for outdoor advertising increased 90.6% to $629,000 for the three months ended April 30, 1998 from $330,000 for the three months ended April 30, 1997. The EBITDA margin for outdoor advertising increased to 40.0% for the three months ended April 30, 1998 as compared to 31.4% for the three months ended April 30, 1997.

Corporate and Other. General and administrative expenses for corporate and other operations of the Company consist primarily of executive and administrative compensation and benefits, accounting, legal and investor relations fees. General and administrative expenses decreased slightly to $111,000 for the three months ended April 30, 1998 as compared to $112,000 for the three months ended April 30, 1997.

Depreciation and amortization expenses for the Company's corporate and other operations consist of depreciation associated with the corporate headquarters, furniture and fixtures and vehicles. Depreciation and amortization expenses decreased to $27,000 for the three months ended April 30, 1998 as compared to $30,000 for the three months ended April 30, 1997.

Interest expense increased by 39.0% to $214,000 for the three months ended April 30, 1998 as compared to $154,000 for the three months ended April 30, 1997. The increase is primarily attributable to the increase in debt associated with the Company's acquisitions.

Other income, net, primarily includes operating rental revenues from the Company's former subsidiary, gains and/or losses from the sales of assets, and interest income. Other income, net, decreased 84.9% to $33,000 for the three months ended April 31, 1998 as compared to $219,000 for the three months ended April 30, 1997. The decrease is due to certain non-operating gains in 1997 not present in 1998 and a decrease in interest income.

Income before taxes decreased 44.0% to $238,000 for the three months ended April 30, 1998 as compared to $425,000 for the three months ended April 30, 1997. As a percentage of gross revenues, income before taxes decreased to 3.3% for the three months ended April 30, 1998 as compared to 6.4% for the three months ended April 30, 1997.

Income taxes were $93,000 for the three months ended April 30, 1998 as compared to $170,000 for the three months ended April 30, 1997, as the result of lower pretax income.

The foregoing factors contributed to the Company's decrease in net income for the three months ended April 30, 1998 to $147,000 as compared to $255,000 for the three months ended April 30, 1997.

Liquidity and Capital Resources

At April 30, 1998, the Company had working capital of $5.452 million and a current ratio of 2.8:1, compared to working capital of $5.504 million and a current ratio of 2.7:1 at January 31, 1998. Net cash provided by operating activities was $190,000 for the three months ended April 30, 1998 as compared to net cash used by operating activities of $107,000 for the three months ended April 30, 1997. Net cash provided in the current quarter is primarily attributable to increased depreciation and amortization from acquisitions and decreases in operating assets and liabilities. Net cash used in the prior quarter was primarily the result of greater operating assets and liabilities and gains on the sale of property and equipment.

Net cash used for investing activities for the three months ended April 30, 1998 was $1.250 million, of which $915,000 was used in the purchase of the outdoor advertising assets of Big-Tex and Norwood and $365,000 was used for purchases of property and equipment. For the three months ended April 30, 1997, net cash used for investing activities was $2.752 million, of which $2.090 million was used for acquisitions. In addition, $300,000 was used for the purchase of land for the construction of a new travel center complex.

Net cash provided by financing activities for the three months ended April 30, 1998 was $285,000 as compared to $245,000 for the three months ended April 30, 1997. At April 30, 1998 and 1997 financing activities were a result of borrowings and payments on debt.

On May 1, 1998 the Company purchased the outdoor advertising assets of Edgar Outdoor Advertising Co. for $918,000. The Company paid $18,000 cash at closing and $900,000 from the proceeds of the initial public offering. Edgar owned and operated approximately 62 painted bulletin faces in central Texas.

On June 1, 1998 the Company purchased the outdoor advertising assets of J & J Sign Company, located in Silver City, New Mexico. The Company paid $275,000 from the proceeds of the initial public offering and will issue warrants for $100,000 of the Company's stock within 180 days of closing based on the closing price of the stock on June 1, 1998. J & J owned and operated approximately 40 painted bulletin faces in Southwestern New Mexico

On May 1, 1998, the Company secured a $3.65 million loan agreement with one of its existing lenders. The note carries a variable interest rate based on the bank's prime lending rate (8.5% on May 1, 1998) and matures in May 2005. The primary purpose of the agreement was to consolidate short-term financing for three outdoor advertising acquisitions and the construction line of credit.

Groundbreaking has commenced on the construction of a new travel center located approximately 20 miles west of Albuquerque, New Mexico, on interstate 40. The new travel center is scheduled to open in the fall of 1998. In addition, the Company expects to complete the upgrade of one travel center by July of 1998.

Although the Company does not have any agreements in place, it will continue discussions with acquisition candidates throughout the Southwestern United States. The Company has not executed a letter of intent or other agreement, binding or non-binding, to make such acquisitions. Any such acquisition would be subject to the negotiation and execution of definitive agreements, appropriate financing arrangements, performance of due diligence, approval of the Company's Board of Directors, receipt by the Company of unqualified audited financial statements, and the satisfaction of other customary closing conditions. The Company would likely finance any such acquisitions with cash, additional indebtedness or a combination of the two. To the extent that any such acquisition would be paid for by the Company in cash, the Company could decide to use a portion of the remaining net proceeds from the IPO, use funds from its ongoing operations, seek additional financing from a commercial lender or some combination of the foregoing. Any commercial financing obtained for purposes of acquiring additional assets is likely to impose certain financial and other restrictive covenants upon the Company and increase the Company's interest expense.

Item 3. Quantitative and Qualitative Disclosures About Market Risk. Not required.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. None.

Item 2. Changes in Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submissions of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits and Reports on Form 8-K.

     (a). Exhibit No.    Exhibit Name
          -----------    ------------
              2.5        Purchase  Agreement  dated  May  1,  1998  between  the
                         Registrant and Edgar Outdoor Advertising Co.

             10.45       Promissory  Note  dated as of May 1,  1998,  payable by
                         the   Registrant  to  Norwest  Bank  in  the  aggregate
                         amount of $3,650.000.

             27          Financial Data Schedule

     (b). No reports were filed on Form 8-K during the three months ended April 30, 1998.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 12, 1998

                              BOWLIN
                              Outdoor Advertising & Travel Centers Incorporated

                              /s/ Michael L. Bowlin
                              -----------------------------------------
                              Michael L. Bowlin, Chairman of the Board,
                              President and Chief Executive Officer


                              /s/ Nina J. Pratz
                              -----------------------------------------
                              Nina J. Pratz, Chief Financial Officer
                              (Principal Financial and Accounting Officer)