Form 10-Q
period 1998-07-31
BOWLIN OUTDOOR ADVERTISING & TRAVEL CENTERS INC
filed 1998-09-14
CIK 1020898

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended July 31, 1998

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


                     Issuer's telephone number: 505-266-5985


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 11, 1998, 4,384,848 shares of the issuer's common stock were outstanding.

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES


                                      INDEX


                          PART I. FINANCIAL INFORMATION

                                                                        Page No.

Item 1.     Consolidated Financial Statements

            Consolidated Balance Sheets as of
            July 31, 1998 and January 31, 1998..............................2

            Consolidated Statements of Income for the
            Three Months Ended and Six Months Ended
            July 31, 1998 and 1997..........................................4

            Consolidated Statements of Stockholders'
            Equity for the Six months ended July 31, 1998...................5

            Consolidated Statements of Cash Flows for the
            Six Months Ended July 31, 1998 and 1997.........................6

            Notes to the Consolidated Financial Statements .................8

Item 2.     Management's Discussion and Analysis or
            Plan of Operation .............................................10

Item 3.     Quantitative and Qualitative Disclosures About
            Market Risk....................................................14

                     PART II. OTHER INFORMATION

Item 1.     Legal Proceedings..............................................14

Item 2.     Changes in Securities and Use of Proceeds  ....................14

Item 3.     Defaults Upon Senior Securities................................14

Item 4.     Submission of Matters to a Vote of Security Holders............14

Item 5.     Other Information..............................................15

Item 6.     Exhibits and Reports on Form 8-K ..............................15

            Signatures ....................................................15

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                     Assets
                        (In thousands, except share data)

                                                                       July 31,                  January 31,
                                                                         1998                       1998
                                                                      (Unaudited)                (Unaudited)
                                                                  --------------------       --------------------
Current assets:
      Cash and cash equivalents                                    $            1,524         $            4,054
      Accounts receivable, net                                                    811                        579
      Notes receivable, related parties - current maturities                       11                         30
      Inventories                                                               3,871                      3,623
      Prepaid expenses                                                            576                        448
      Income taxes                                                                125                         90
      Other current assets                                                          8                         11
                                                                  --------------------       --------------------
      Total current assets                                                      6,926                      8,835


Notes receivable, related parties, less current
      maturities                                                                    3                         20

Property & equipment, net                                                      20,368                     15,728

Intangible assets, net                                                          1,246                      1,200

Other assets                                                                       73                         76
                                                                  --------------------       --------------------
      Total assets                                                             28,616                     25,859
                                                                  ====================       ====================











                                                                     (Continued)

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                           Consolidated Balance Sheets
                      Liabilities and Stockholders' Equity
                        (In thousands, except share data)


                                                                           July 31,                   January 31,
                                                                             1998                         1998
                                                                          (Unaudited)                 (Unaudited)
                                                                      --------------------        ---------------------

Current liabilities:
      Short-term borrowing, bank                                       $              359          $               745
      Accounts payable                                                              1,208                        1,351
      Long-term debt, current maturities                                            1,095                          779
      Accrued liabilities                                                             575                          456
                                                                      --------------------        ---------------------
      Total current liabilities                                                     3,237                        3,331

Deferred income taxes                                                                 256                          177
Long-term debt, less current maturities                                            10,312                        8,124
                                                                      --------------------        ---------------------
      Total liabilities                                                            13,805                       11,632

Stockholders' equity
      Common stock, $.001 par value; authorized 100,000,000
        shares; issued and outstanding 4,384,848 shares                                 4                            4
      Additional paid-in capital                                                   11,604                       11,604
      Retained earnings                                                             3,203                        2,619
                                                                      --------------------        ---------------------
      Total stockholders' equity                                                   14,811                       14,227

                                                                      --------------------        ---------------------
      Total liabilities and stockholders' equity                       $           28,616          $            25,859
                                                                      ====================        =====================



          See accompanying notes to consolidated financial statements.

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                        Consolidated Statements of Income
                 (In thousands, except share and per share data)


                                               Three Months Ended                   Six Months Ended
                                        --------------------------------     ------------------------------

                                           July 31,         July 31,            July 31,        July 31,
                                             1998             1997                1998            1997
                                         (Unaudited)      (Unaudited)         (Unaudited)      (Unaudited)
                                        -------------    -------------       -------------    -------------

Gross sales                                    8,628            7,923              15,752           14,575
Less discounts on sales                           73               78                 135              155
                                        -------------    -------------       -------------    -------------
       Net sales                               8,555            7,845              15,617           14,420

Cost of goods sold                             5,270            5,032               9,817            9,491
                                        -------------    -------------       -------------    -------------
       Gross profit                            3,285            2,813               5,800            4,929

General and administrative expenses           (1,890)          (1,773)             (3,577)          (3,312)

Other income                                       2               38                   3               70

 Depreciation and amortization                  (453)            (310)               (862)            (528)
                                        -------------    -------------       -------------    -------------
       Operating income                          944              768               1,364            1,159

Other non-operating income (expense):
       Interest income                            33               63                  61              145

       Gain on sale of property and                -               84                   4              189
       equipment
       Interest expense                         (260)            (194)               (474)            (348)
                                        -------------    -------------       -------------    -------------
       Total other non-operating                (227)             (47)               (409)             (14)
       income (expense), net

                                        -------------    -------------       -------------    -------------
Income before taxes                              717              721                 955            1,145

Income taxes                                     278              288                 371              458
                                        -------------    -------------       -------------    -------------

Net income                                       439              433                 584              687
                                        =============    =============       =============    =============

Weighted average common shares             4,384,848        4,384,848           4,384,848        4,384,848

Weighted average common and potential
       dilutive common shares              4,394,801        4,384,848           4,389,824        4,384,848

Earnings per share
       Basic                             $      0.10      $      0.10         $      0.13      $      0.16
                                        =============    =============       =============    =============
       Diluted                           $      0.10      $      0.10         $      0.13      $      0.16
                                        =============    =============       =============    =============



          See accompanying notes to consolidated financial statements.

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity
                                 (In thousands)




                                                          For the Six Months Ended
                                                                Unaudited

                                                     Common       Additional
                                     Number          stock,         paid-in         Retained
                                   of shares         at par         capital         earnings           Total
                                   ---------------------------------------------------------------------------
Balance at January 31, 1998        4,384,848         $    4       $   11,604        $  2,619         $  14,227

Net income                                                                               584               584
                                   ---------------------------------------------------------------------------
Balance at July 31, 1998           4,384,848         $    4       $   11,604        $  3,203         $  14,811
                                   ===========================================================================






















          See accompanying notes to consolidated financial statements.



                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                    For the Six Months Ended
                                                                            ------------------------------------------

                                                                                July 31,                  July 31,
                                                                                  1998                      1997
                                                                              (Unaudited)               (Unaudited)
                                                                            -----------------          ---------------
Cash flows from operating activities:
      Net income                                                              $          584            $         687
      Adjustments to reconcile net income to net cash
        provided by operating activities:
             Depreciation and amortization                                               862                      528
             Gain on sales of property and equipment                                      (4)                    (189)
             Deferred income taxes                                                        79                       31
             Imputed interest                                                             16                        -
             Changes in operating assets and                                            (602)                    (258)
             liabilities
                                                                            -----------------          ---------------
                       Net cash provided by operating activities                         935                      799

Cash flows from investing activities:
      Proceeds from sale of assets                                                         8                      423
      Business acquisitions (note 2)                                                  (2,090)                  (4,865)
      Purchases of property and equipment, net                                        (1,741)                  (1,371)
      Proceeds (disbursements) on notes receivable, net                                   36                       (3)
                                                                            -----------------          ---------------
                   Net cash used in investing activities                              (3,787)                  (5,816)

Cash flows from financing activities:
      Borrowings on short-term debt                                                      359                    3,457
      Borrowings on long-term debt                                                     1,128                        -
      Payments on short-term debt                                                       (745)                    (404)
      Payments on long-term debt                                                        (420)                       -
                                                                            -----------------          ---------------
                   Net cash provided by financing activities                             322                    3,053

Net decrease in cash and cash equivalents                                             (2,530)                  (1,964)

Cash and cash equivalents at beginning of period                                       4,054                    7,519
                                                                            -----------------          ---------------
Cash and cash equivalents at end of period                                             1,524                    5,555
                                                                            =================          ===============

                                                                     (Continued)

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, Continued
                                 (In thousands)

                                                                            July 31,                  July 31,
                                                                              1998                      1997
                                                                          (Unaudited)               (Unaudited)
                                                                        -----------------         -----------------

Supplemental disclosure of cash flow information:

     Noncash investing and financing activities:
         Acquisition of outdoor advertising assets in
            exchange for long-term debt                                   $        1,650            $        2,775
                                                                        =================         =================

         Acquisition of covenants not-to-compete
            in exchange for long-term debt                                $          130            $            -
                                                                        =================         =================

         Exchange of property and equipment and note
            payable on sale of partnership investment                     $            -            $        1,284
                                                                        =================         =================

     Acquisitions:
         Fair value of assets acquired and liabilities assumed at the date of the acquisitions were as follows:

            Accounts receivable                                           $           34            $           74
            Prepaid expenses                                                          31                        15
            Billboards                                                             1,970                     3,200
            Vehicles and equipment                                                    55                        63
            Goodwill                                                                   -                       863
            Accounts payable                                                           -                       (15)
                                                                        =================         =================

















          See accompanying notes to consolidated financial statements.

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)


1. The consolidated financial statements for the six months ended July 31, 1998 and July 31, 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-K for the fiscal year ended January 31, 1998. Results of operations for interim periods are not necessarily indicative of results that may be expected for the year as a whole. Certain amounts in the January 31, 1998 financial statements have been reclassified to conform with the July 31, 1998 presentation.

2. Earnings per Share. The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income from continuing operations.



                                                         Three months ended July 31
                               --------------------------------------------------------------------------------
                                               1998                                      1997
                               --------------------------------------  -----------------------------------------
                                 Income        Shares      Per Share       Income         Shares     Per Share
                               (Numerator)  (Denominator)   Amount      (Numerator)    (Denominator)   Amount

Basic EPS                       $  439,000     4,384,848   $    0.10     $ 433,000        4,384,848   $   0.10
                                                           ---------                                  --------
Income available to
     common stockholders
Effect if Dilutive Securities:
Stock options                                      9,953
                                ----------     ---------                 ---------        ---------
Diluted EPS
Income available to common
     stockholders plus assumed
     conversions                $  439,000     4,394,801   $    0.10     $ 433,000        4,384,848   $   0.10
                                ----------     ---------   ---------     ---------        ---------   --------


                                                          Six months ended July 31,
                               ---------------------------------------------------------------------------------
                                               1998                                      1997
                               --------------------------------------  -----------------------------------------
                                 Income        Shares      Per Share       Income         Shares     Per Share
                               (Numerator)  (Denominator)    Amount     (Numerator)    (Denominator)   Amount

Basic EPS                       $  584,000     4,384,848   $    0.13     $ 687,000        4,384,848   $   0.16
                                                           ---------                                  --------
Income available to
     common stockholders
Effect if Dilutive Securities:
Stock options                                      4,976
                                ----------     ---------                 ---------        ---------
Diluted EPS
Income available to common
     stockholders plus assumed
     conversions                $  584,000     4,389,824   $    0.13     $ 687,000        4,384,848   $   0.16
                                ----------     ---------   ---------     ---------        ---------   --------


3. Acquisitions. On February 1, 1998, the Company acquired the outdoor advertising assets of Big-Tex Outdoor Advertising (Big-Tex) for $1,559,000. The Company paid $559,000 from the proceeds of the initial public offering and financed $1,000,000 with bank debt. Big-Tex owned and operated approximately 285 poster and painted faces in the Brownwood, Texas metro area. The Company also entered into a non-compete agreement with the former principals of Big-Tex for a period of ten years from the date of the acquisition, payable in ten annual installments of $10,000 beginning in February 1999. The acquisition was accounted for as a purchase. The results of Big-Tex's operations have been combined with the Company's since the date of acquisition. The purchase price was allocated to the assets acquired based on their estimated fair values and no goodwill was recorded in connection with the purchase.

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

     On May 1, 1998 the Company purchased the outdoor advertising assets of Edgar Outdoor Advertising Co. for $900,000. The Company paid $900,000 at closing from the proceeds of the initial public offering. Edgar owned and operated approximately 62 painted bulletin faces in central Texas. The acquisition was accounted for as a purchase. The results of Edgar's operations have been combined with the Company's since the date of acquisition. The purchase price was allocated to the assets acquired based on their estimated fair values and no goodwill was recorded in connection with the purchase.

     On June 1, 1998 the Company purchased the outdoor advertising assets of J & J Sign Company, located in Silver City, New Mexico. The Company paid $275,000 from the proceeds of the initial public offering and recorded a payable of $100,000 to the former owner of J & J. J & J owned and operated approximately 40 painted bulletin faces in Southwestern New Mexico. The acquisition was accounted for as a purchase. The purchase price was allocated to the assets acquired based on their estimated fair values and no goodwill was recorded in connection with the purchase.

     The following unaudited proforma consolidated results of operations have been prepared as if the acquisitions of Big-Tex, Norwood and Edgar occurred on February 1, 1998 and 1997. The effect of the Company's acquisition of the assets of J & J are not material to the combined results of operations of the Company.

                     (in thousands except per share amounts)

                                                Six Months Ended
                                                     July 31
                                                   (unaudited)

                                           1998                 1997
                                           ----                 ----

           Gross sales                $   15,882           $   15,204

           Net income                        611                  745

           Earnings per basic and
                diluted share         $      .14           $      .17
                                      ==========           ==========

     The proforma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

4. Subsequent Events: On August 14, 1998 the Company purchased the outdoor advertising assets of T & C Outdoor for $160,000 cash. T & C owned and operated approximately 20 faces in central Texas.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following is a discussion of the consolidated financial condition and results of operations of the Company as of and for the two fiscal periods ended July 31, 1998 and 1997. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes included in the Company's Form 10-KSB for the fiscal year ended January 31, 1998.

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

Results of Operations

The following table presents certain income and expense items derived from the Consolidated Statements of Income for the six months ended July 31 (unaudited and amounts in thousands):


                                                                                            % Incr/
                                                     1998                 1997               (Decr)
                                                     ----                 ----               ------
Travel centers:
      Gross sales                                        12,452               12,315           1.1%
      Discounts on sales                                    135                  155         (12.9)%
                                                ----------------     ----------------
      Net sales                                          12,317               12,160           1.3%

      Cost of sales                                       8,358                8,247           1.3%
                                                ----------------     ----------------
                                                          3,959                3,913           1.2%

      General and administrative expenses                 2,867                2,716           5.6%
      Depreciation and amortization                         286                  207          38.2%
                                                ----------------     ----------------
      Operating income                                      806                  990         (18.6)%

Outdoor advertising:
      Gross sales                                         3,300                2,260          46.0%
      Direct operating expenses                           1,459                1,244          17.3%
                                                ----------------     ----------------
                                                          1,841                1,016          81.2%
      General and administrative expenses                   482                  354          36.2%
      Depreciation and amortization                         522                  252         107.1%
                                                ----------------     ----------------
      Operating income                                      837                  410         104.1%

Corporate and other:
      General and administrative expenses                  (228)                (242)         (5.8)%
      Depreciation and amortization                         (54)                 (69)        (21.7%)
      Interest expense                                     (474)                (348)         36.2%
      Other income, net                                      68                  404         (83.2%)
                                                ----------------     ----------------
Income before taxes                                         955                1,145         (16.6)%
Income taxes                                                371                  458         (19.0)%
                                                ----------------     ----------------
Net income                                       $          584       $          687         (15.0)%
                                                ================     ================


Comparison of the Six Months Ended July 31, 1998 and July 31, 1997

Travel Centers. Gross sales at the Company's Travel Centers increased by 1.1% to $12.452 million for the six months ended July 31, 1998 from $12.315 million for the six months ended July 31, 1997. This increase is primarily attributable to a 7.0% increase in merchandise sales which were $4.122 million for the six months ended July 31,1998 compared with $3.851 million for the six months ended July 31,1997. Gasoline sales decreased 1.6% to $6.206 million for the six months ended July 31, 1998 from $6.306 million for the same period in 1997. Wholesale gasoline sales increased 48.7% to $614,000 for the six months ended July 31, 1998, as compared to $413,000 for the six months ended July 31, 1997. Restaurant sales decreased by 13.4% to $1.510 million for the six months ended July 31, 1998 compared with $1.744 for the six months ended July 31, 1997. Cost of goods sold for the travel centers increased 1.3% to $8.358 million for the six months ended July 31, 1998 from $8.247 million for the six months ended July 31, 1997, primarily as a result of an increase in merchandise sales.

General and administrative expenses for travel centers consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses for the travel centers increased to $2.867 million for the six months ended July 31 1998 from $2.716 million for the six months ended July 31, 1997.

Depreciation and amortization expense increased by 38.2% to $286,000 for the six months ended July 31, 1998 as compared to $207,000 for the six months ended July 31, 1997. The increase is attributable to additions of depreciable assets during the current period.

The above factors contributed to an overall decrease in travel center operating income of 18.6% to $806,000 for the six months ended July 31,1998 from $990,000 for the six months ended July 31, 1997. This decrease is primarily attributable to increases in depreciation and general and administrative expenses.

Outdoor Advertising. Gross sales from the Company's Outdoor Advertising increased 46.0% to $3.300 million for the six months ended July 31, 1998 from $2.260 million for the six months ended July 31, 1997. The increase was primarily attributable to the continual assimilation of the Company's acquisitions, increased usage of available sign inventory, and increases in rates.

Direct operating expenses related to outdoor advertising consist of rental payments to property owners for the use of land on which advertising displays are located, production expenses and selling expenses. Production expenses include salaries for operations personnel and real estate representatives, property taxes, materials and repairs and maintenance of advertising displays. Selling expenses consist primarily of salaries and commissions for salespersons and travel and entertainment related to sales. Direct operating costs increased 17.3% to $1.459 million for the six months ended July 31, 1998 from $1.244 million for the six months ended July 31, 1997, principally due additional direct operating costs associated with the acquisitions.

General and administrative expenses for outdoor advertising consist of salaries and wages for administrative personnel, insurance, legal fees, association dues and subscriptions and other indirect operating expenses. General and administrative expenses increased 36.2% to $482,000 for the six months ended July 31, 1998 from $354,000 for the six months ended July 31, 1997.

Depreciation and amortization expense increased 107.1% to $522,000 for the six months ended July 31, 1998 from $252,000 for the six months ended July 31, 1997. The increase is attributable to scheduled depreciation of advertising display structures and machinery and equipment primarily associated with acquisitions as well as the amortization of goodwill and non-compete covenants.

The above factors contributed to the increase in outdoor advertising operating income of 104.1% to $837,000 for the six months ended July 31, 1998 from $410,000 for the six months ended July 31, 1997. In addition, earnings before interest, taxes, depreciation and amortization (EBITDA) for outdoor advertising increased 105.3% to $1.359 million for the six months ended July 31, 1998 from $662,000 for the six months ended July 31, 1997. The EBITDA margin for outdoor advertising increased to 41.2% for the six months ended July 31, 1998 as compared to 29.3% for the six months ended July 31, 1997.

Corporate and Other. General and administrative expenses for corporate and other operations of the Company consist primarily of executive and administrative compensation and benefits, accounting, legal and investor relations fees. General and administrative expenses decreased slightly to $228,000 for the six months ended July 31, 1998 as compared to $242,000 for the six months ended July 31, 1997.

Depreciation and amortization expenses for the Company's corporate and other operations consist of depreciation associated with the corporate headquarters, furniture and fixtures and vehicles. Depreciation and amortization expenses decreased to $54,000 for the six months ended July 31, 1998 as compared to $69,000 for the six months ended July 31, 1997.

Interest expense increased by 36.2% to $474,000 for the six months ended July 31, 1998 as compared to $348,000 for the six months ended July 31, 1997. The increase is primarily attributable to the increase in debt associated with the Company's acquisitions.

Other income, net, primarily includes operating rental revenues from the Company's former subsidiary, gains and/or losses from the sales of assets, and interest income. Other income, net, decreased 83.2% to $68,000 for the six months ended July 31, 1998 as compared to $404,000 for the six months ended July 31, 1997. The decrease is due to certain non-operating gains in 1997 not present in 1998 and a decrease in interest income due to use of IPO proceeds for acquisitions.

Income before taxes decreased 16.6% to $955,000 for the six months ended July 31, 1998 as compared to $1.145 million for the six months ended July 31, 1997. As a percentage of gross revenues, income before taxes decreased slightly to 6.1% for the six months ended July 31, 1998 as compared to 7.9% for the six months ended July 31, 1997.

Income taxes were $371,000 for the six months ended July 31, 1998 as compared to $458,000 for the six months ended July 31, 1997, as the result of lower pretax income.

The foregoing factors contributed to a decrease in the Company's net income for the six months ended July 31, 1998 to $584,000 as compared to $687,000 for the six months ended July 31, 1997.

Liquidity and Capital Resources

At July 31,1998, the Company had working capital of $3.689 million and a current ratio of 2.1:1, compared to working capital of $5.504 million and a current ratio of 2.7:1 at January 31, 1998. Working capital and the current ratio decreased for the six months ended July 31, 1998 as a result of IPO proceeds used in the current period but present at January 31, 1998.

Net cash provided by operating activities was $935,000 for the six months ended July 31, 1998 as compared to net cash provided by operating activities of $799,000 for the six months ended July 31, 1997. Net cash provided in the current period is primarily attributable to increased depreciation and amortization from acquisitions and decreases in gains on sales of property and equipment as well as an increase in cash used to fund operating assets and liabilities.

Net cash used for investing activities for the six months ended July 31, 1998 was $3.787 million, of which $2.090 million was used in the purchase of the outdoor advertising assets of Big-Tex, Norwood, Edgar and J & J, and $1.741 million was used for purchases of property and equipment. For the six months ended July 31, 1997, net cash used for investing activities was $5.816 million, of which $4.865 million was used for acquisitions. In addition, $300,000 was used for the purchase of land for the construction of a new travel center complex.

Net cash provided by financing activities for the six months ended July 31, 1998 was $322,000 as compared to $3.053 million for the six months ended July 31, 1997. At July 31, 1998 and 1997 financing activities were a result of borrowings and payments on debt.

On May 1, 1998 the Company purchased the outdoor advertising assets of Edgar Outdoor Advertising Co. for $900,000 with the proceeds of the initial public offering. Edgar owned and operated approximately 62 painted bulletin faces in central Texas.

On June 1, 1998 the Company purchased the outdoor advertising assets of J & J Sign Company, located in Silver City, New Mexico. The Company paid $275,000 from the proceeds of the initial public offering and recorded a payable of $100,000 to the former owner of J & J. J & J owned and operated approximately 40 painted bulletin faces in Southwestern New Mexico.

On August 14, 1998 the Company purchased the outdoor advertising assets of T & C Outdoor for $160,000 cash. T & C owned and operated approximately 20 faces in central Texas.

The construction of a new travel center located approximately 20 miles west of Albuquerque, New Mexico, on Interstate 40 is proceeding and is scheduled to open in the third fiscal quarter of this year. In addition, the Company completed the upgrade of one travel center.

Although the Company does not have any agreements in place, it will continue discussions with acquisition candidates throughout the Southwestern United States. The Company has not executed a letter of intent or other agreement, binding or non-binding, to make such acquisitions. Any such acquisition would be subject to the negotiation and execution of definitive agreements, appropriate financing arrangements, performance of due diligence, approval of the Company's Board of Directors, and the satisfaction of other customary closing conditions. The Company would likely finance any such acquisitions with cash, additional indebtedness or a combination of the two. Any commercial financing obtained for purposes of acquiring additional assets is likely to impose certain financial and other restrictive covenants upon the Company and increase the Company's interest expense.

Item 3.  Quantitative  and  Qualitative   Disclosures  About  Market  Risk.  Not
     required.


PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.  None.

Item 2.           Changes in Securities and Use of Proceeds.

The use of IPO proceeds for the quarter ended July 31, 1998 totaled $1.279 million. Of the total used, $1.175 million was used for the acquisitions of Edgar Outdoor Advertising and J & J Sign Company. The remaining $104,000 was used for the purchase of real estate for the expansion of the outdoor advertising division.

Item 3.           Defaults Upon Senior Securities.  None.

Item 4.           Submissions of Matters to a Vote of Security Holders.  None.

Item 5.           Other Information.  None.

Item 6.           Exhibits and Reports on Form 8-K.

         (a).     Exhibit No.                         Exhibit Name
                  -----------                         ------------
                     2.6 Purchase Agreement dated June 1, 1998 between the Registrant and J & J Signs.

                      27               Financial Data Schedule

         (b). No reports were filed on Form 8-K during the six months ended July 31, 1998.


Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    September 11, 1998

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