Form 10-Q
period 1998-10-31
BOWLIN OUTDOOR ADVERTISING & TRAVEL CENTERS INC
filed 1998-12-15
CIK 1020898

A United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended October 31, 1998

[ ]       TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
          EXCHANGE ACT
          For the transition period from [        ] to [        ]

                         Commission File Number 0-21451

            BOWLIN OUTDOOR ADVERTISING & TRAVEL CENTERS INCORPORATED
             (Exact name of registrant as specified in its charter)


               NEVADA                                      85-0113644
    (State or other jurisdiction               (IRS Employer Identification No.)
  of incorporation or organization)

   150 LOUISIANA NE, ALBUQUERQUE, NM                         87108
(Address of principal executive offices)                  (Zip Code)


                     Issuer's telephone number: 505-266-5985


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

As of December 14, 1998, 4,384,848 shares of the issuer's common stock were outstanding.

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

                  Consolidated Balance Sheets as of
                  October  31, 1998 and January 31, 1998....................2

                  Consolidated Statements of Income for the
                  Three Months Ended and Nine Months Ended
                  October 31, 1998 and 1997.................................4

                  Consolidated Statements of Stockholders'
                  Equity for the Nine months ended October 31, 1998.........5

                  Consolidated Statements of Cash Flows for the
                  Nine Months Ended October 31, 1998 and 1997...............6

                  Notes to the Consolidated Financial Statements............8

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations......................10

Item 3.           Quantitative and Qualitative Disclosures About
                  Market Risk..............................................17

                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings........................................17

Item 2.           Changes in Securities and Use of Proceeds................17

Item 3.           Defaults Upon Senior Securities..........................17

Item 4.           Submission of Matters to a Vote of Security Holders......17

Item 5.           Other Information........................................17

Item 6.           Exhibits and Reports on Form 8-K ........................17

                  Signatures ..............................................18

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                               OCTOBER 31,      JANUARY 31,
                                                  1998              1998
                                               (UNAUDITED)      (UNAUDITED)
                                               -----------      -----------
Current assets:
  Cash and cash equivalents                    $     1,701      $     4,054
  Accounts receivable, net                             762              579
  Notes receivable, related
    parties - current maturities                        11               30
  Inventories                                        4,197            3,623
  Prepaid expenses                                     558              448
  Income taxes                                         106               90
  Other current assets                                  34               11
                                               -----------      -----------
  Total current assets                               7,369            8,835


Notes receivable, related parties,
  less current maturities                                3               20

Property & equipment, net                           21,186           15,728

Intangible assets, net                               1,230            1,200

Other assets                                            71               76
                                               -----------      -----------
  Total assets                                 $    29,859      $    25,859
                                               ===========      ===========




                                                                     (Continued)

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                               OCTOBER 31,      JANUARY 31,
                                                  1998              1998
                                               (UNAUDITED)      (UNAUDITED)
                                               -----------      -----------
Current liabilities:
  Short-term borrowing, bank                   $       689      $       745
  Accounts payable                                   1,176            1,351
  Long-term debt, current maturities                 1,345              779
  Accrued liabilities                                  340              456
                                               -----------      -----------
  Total current liabilities                          3,550            3,331

Deferred income taxes                                  236              177
Long-term debt, less current maturities             11,018            8,124
                                               -----------      -----------
  Total liabilities                                 14,804           11,632

Stockholders' equity
  Common stock, $.001 par value; authorized
    100,000,000 shares; issued and outstand-
    ing 4,384,848 shares                                 4                4
  Additional paid-in capital                        11,604           11,604
  Retained earnings                                  3,447            2,619
                                               -----------      -----------
  Total stockholders' equity                        15,055           14,227

                                               -----------      -----------
  Total liabilities and stockholders' equity   $    29,859           25,859
                                               ===========      ===========


          See accompanying notes to consolidated financial statements.

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                        THREE MONTHS ENDED                             NINE MONTHS ENDED
                                                  ------------------------------                 -----------------------------
                                                  OCTOBER 31,        OCTOBER 31,                 OCTOBER 31,       OCTOBER 31,
                                                     1998               1997                        1998              1997
                                                  (UNAUDITED)        (UNAUDITED)                 (UNAUDITED)       (UNAUDITED)
                                                  -----------        -----------                 -----------       -----------
Gross sales                                       $     7,897        $     6,702                 $    23,648       $    21,276
Less discounts on sales                                    73                 66                         208               221
                                                  -----------        -----------                 -----------       -----------
  Net sales                                             7,824              6,636                      23,440            21,055

Cost of goods sold                                      4,819              4,230                      14,636            13,720
                                                  -----------        -----------                 -----------       -----------
  Gross profit                                          3,005              2,406                       8,804             7,335

General and administrative expenses                    (1,885)            (1,590)                     (5,462)           (4,902)
Other income                                                3                  8                           6                78
Depreciation and amortization                            (493)              (305)                     (1,354)             (833)
                                                  -----------        -----------                 -----------       -----------
  Operating income                                        630                519                       1,994             1,678

Other non-operating income (expense):
  Interest income                                          23                 71                          84               216
  Gain on sale of property and
    equipment                                               8                 --                          12               189
  Interest expense                                       (255)              (186)                       (729)             (534)
                                                  -----------        -----------                 -----------       -----------
  Total other non-operating
    income (expense), net                                (224)              (115)                       (633)             (129)
                                                  -----------        -----------                 -----------       -----------
Income before taxes                                       406                404                       1,361             1,549
Income taxes                                              163                146                         533               604
                                                  -----------        -----------                 -----------       -----------
Net Income                                        $       243        $       258                 $       828       $       945
                                                  ===========        ===========                 ===========       ===========

Weighted average common shares                      4,384,848          4,384,848                   4,384,848         4,384,848

Weighted average common and potential
  dilutive common shares                            4,384,848          4,384,848                   4,388,166         4,384,848

Earnings per share
    Basic                                         $      0.06        $      0.06                 $      0.19       $      0.22
                                                  ===========        ===========                 ===========       ===========
    Diluted                                       $      0.06        $      0.06                 $      0.19       $      0.22
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

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)




                                                              FOR THE NINE MONTHS ENDED
                                                                      UNAUDITED
                                                                      ---------


                                                        COMMON       ADDITIONAL
                                        NUMBER          STOCK,         PAID-IN         RETAINED
                                      OF SHARES         AT PAR         CAPITAL         EARNINGS           TOTAL
                                      --------------------------------------------------------------------------
Balance at January 31, 1998           4,384,848         $    4       $   11,604        $  2,619         $ 14,227
Net income                                                                                  828              828
                                      --------------------------------------------------------------------------
Balance at October 31, 1998           4,384,848         $    4       $   11,604        $  3,447         $ 15,055
                                      ==========================================================================

























          See accompanying notes to consolidated financial statements.

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                        FOR THE NINE MONTHS ENDED
                                                                     -------------------------------
                                                                     OCTOBER 31,         OCTOBER 31,
                                                                        1998                1997
                                                                     (UNAUDITED)         (UNAUDITED)
                                                                     -----------         -----------
Cash flows from operating activities:
  Net income                                                         $       828         $       945
  Adjustments to reconcile net income to net cash  provided
    by  operating activities:
      Depreciation and amortization                                        1,354                 833
      Gain on sales of property and equipment                                (12)               (189)
      Deferred income taxes                                                   59                  50
      Imputed interest                                                        24                  --
      Changes in operating assets and
        liabilities                                                       (1,127)               (764)
                                                                     -----------         -----------
        Net cash provided by operating activities                          1,126                 875

Cash flows from investing activities:
  Proceeds from sale of assets                                                16                 423
  Business acquisitions (note 2)                                          (2,047)             (4,865)
  Purchases of property and equipment, net                                (3,084)             (2,110)
  Proceeds (disbursements) on notes receivable, net                           36                   4
                                                                     -----------         -----------
        Net cash used in investing activities                             (5,079)             (6,548)

Cash flows from financing activities:
  Borrowings on short-term debt                                              689               3,532
  Borrowings on long-term debt                                             2,341                  --
  Payments on short-term debt                                               (745)               (621)
  Payments on long-term debt                                                (685)                 --
                                                                     -----------         -----------
        Net cash provided by financing activities                          1,600               2,911

Net decrease in cash and cash equivalents                                 (2,353)             (2,762)
Cash and cash equivalents at beginning of period                           4,054               7,519
                                                                     -----------         -----------
Cash and cash equivalents at end of period                           $     1,701         $     4,757
                                                                     ===========         ===========



                                                                     (Continued)
                                       6

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                 (IN THOUSANDS)


                                                  OCTOBER 31,      OCTOBER 31,
                                                     1998             1997
                                                  (UNAUDITED)      (UNAUDITED)
                                                  -----------      -----------

Supplemental disclosure of cash flow
  information:

  Noncash investing and financing activities:
    Acquisition of outdoor advertising
      assets in exchange for long-term debt       $     1,650      $     2,775
                                                  ===========      ===========
    Acquisition of covenants not-to-compete
      in exchange for long-term debt              $       130      $        --
                                                  ===========      ===========
    Exchange of property and equipment and
      note payable on sale of partnership
      investment                                  $        --      $     1,284
                                                  ===========      ===========
  Acquisitions:
    Fair value of assets acquired and
      liabilities assumed at the date of
      the acquisitions were as follows:
        Accounts receivable                       $        34      $        74
        Prepaid expenses                                   31               15
        Billboards                                      1,927            3,865
        Vehicles and equipment                             55               63
        Goodwill                                           --              863
        Accounts payable                                   --              (15)
                                                  ===========      ===========














          See accompanying notes to consolidated financial statements.

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. The consolidated financial statements for the nine months ended October 31, 1998 and October 31, 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-KSB for the fiscal year ended January 31, 1998. Results of operations for interim periods are not necessarily indicative of results that may be expected for the year as a whole. Certain amounts in the January 31, 1998 financial statements have been reclassified to conform with the October 31, 1998 presentation.

2. Earnings per Share. The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income from continuing operations.



                                                       Three months ended October 31,
                               -------------------------------------------------------------------------------
                                               1998                                      1997
                               -------------------------------------    --------------------------------------
                                 Income        Shares      Per Share       Income        Shares      Per Share
                               (Numerator)  (Denominator)   Amount      (Numerator)   (Denominator)    Amount

Basic EPS                      $   243,000      4,384,848  $    0.06    $   258,000       4,384,848  $    0.06
                                                           ---------                                 ---------
Income available to
  common stockholders
Effect if Dilutive Securities:
Stock options
                               -----------  -------------               -----------   -------------
Diluted EPS
Income available to common
  stockholders plus assumed
  conversions                  $   243,000      4,384,848  $    0.06    $   258,000       4,384,848  $    0.06
                               -----------  -------------  ---------    -----------   -------------  ---------



                                                        Nine months ended October 31,
                               -------------------------------------------------------------------------------
                                               1998                                      1997
                               -------------------------------------    --------------------------------------
                                 Income        Shares      Per Share       Income        Shares      Per Share
                               (Numerator)  (Denominator)    Amount     (Numerator)   (Denominator)    Amount

Basic EPS                      $   828,000      4,384,848  $    0.19    $   945,000       4,384,848  $    0.22
                                                           ---------                                 ---------
Income available to
  common stockholders
Effect if Dilutive Securities:
Stock options                                       3,318
                               -----------  -------------               -----------   -------------
Diluted EPS
Income available to common
  stockholders plus assumed
  conversions                  $   828,000      4,388,166  $    0.19    $   945,000       4,384,848  $    0.22
                               -----------  -------------  ---------    -----------   -------------  ---------


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

     On June 1, 1998 the Company purchased the outdoor advertising assets of J & J Sign Company, located in Silver City, New Mexico. The Company paid $332,000 from the proceeds of the initial public offering. J & J owned and operated approximately 40 painted bulletin faces in Southwestern New Mexico. The acquisition was accounted for as a purchase. The purchase price was allocated to the assets acquired based on their estimated fair values and no goodwill was recorded in connection with the purchase.

     On August 14, 1998 the Company purchased the outdoor advertising assets of T & C Outdoor for $160,000 cash. T & C owned and operated approximately 20 faces in central Texas. The acquisition was accounted for as a purchase. The purchase price was allocated to the assets acquired based on their estimated fair values and no goodwill was recorded in connection with the purchase.

     The following unaudited proforma consolidated results of operations have been prepared as if the acquisitions of Big-Tex, Norwood and Edgar occurred on February 1, 1998 and 1997. The effect of the Company's acquisitions of the assets of J & J and T & C are not material to the combined results of operations of the Company.

                     (in thousands except per share amounts)

                                       Nine Months Ended October 31
                                                (unaudited)

                                        1998                 1997
                                        ----                 ----

     Gross sales                     $   23,745          $    22,218

     Net income                             848                1,041

     Earnings per basic and
       diluted share                 $      .19          $       .24
                                     ==========          ===========



     The proforma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

4. Subsequent Events: On November 10, 1998, the Company entered into a credit agreement with one of its existing lenders for the following: 1) a new term note, in the amount of $12,000,000, created to refinance existing borrowings and to provide funds for working capital; 2) a new line of credit, which is a multiple advance line, in the amount of $10,000,000, to fund purchases of existing outdoor advertising business and/or billboard properties; 3) an increase in the existing $500,000 working capital line to $2,000,000; 4) the existing facility line to fund the acquisition and/or construction of travel centers is reduced to $6,000,000; and 5) the existing leasing line of $2,000,000 was terminated. Each note will bear interest based on the LIBOR 90 day rate index for the first 90 day rate period. At the end of each rate period the Company will have the option to choose a different rate period or remain at the 90 day index if no election is made. The Matrix rate will be based on the Company's earnings as reported in the Company's most recently available 10Q.

     On November 16, 1998 the Company purchased the outdoor advertising assets of Faris Outdoor Advertising, Inc. for $2,500,000 which was financed with bank debt. Faris owned and operated approximately 132 painted bulletin faces in central Texas.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The following is a discussion of the consolidated financial condition and results of operations of the Company as of and for the two fiscal periods ended October 31, 1998 and 1997. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes included in the Company's Form 10-KSB for the fiscal year ended January 31, 1998.

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

RESULTS OF OPERATIONS

The following table presents certain income and expense items derived from the Consolidated Statements of Income for the nine months ended October 31 (unaudited and amounts in thousands):

                                                                     % INCR/
                                             1998         1997        (DECR)
                                             ----         ----       -------
TRAVEL CENTERS:
  Gross sales                               18,617       17,749         4.9%
  Discounts on sales                           208          221        (5.9%)
                                            ------       ------
  Net sales                                 18,409       17,528         5.0%
  Cost of sales                             12,394       11,814         4.9%
                                            ------       ------
                                             6,015        5,714         5.3%
  General and administrative
    expenses                                 4,369        4,006         9.1%
  Depreciation and
    amortization                               450          318        41.5%
                                            ------       ------
  Operating income                           1,196        1,390       (14.0%)

OUTDOOR ADVERTISING:
  Gross sales                                5,031        3,527        42.6%
  Direct operating expenses                  2,242        1,906        17.6%
                                            ------       ------
                                             2,789        1,621        72.1%
  General and administrative expenses          741          538        37.7%
  Depreciation and amortization                820          419        95.7%
                                            ------       ------
  Operating income                           1,228          664        84.9%

CORPORATE AND OTHER:
  General and administrative expenses         (352)        (358)       (1.7%)
  Depreciation and amortization                (84)         (96)      (12.5%)
  Interest expense                            (729)        (534)       36.5%
  Other income, net                            102          483       (78.9%)
                                            ------       ------

INCOME BEFORE TAXES                          1,361        1,549       (12.1%)

INCOME TAXES                                   533          604       (11.8%)
                                            ------       ------
NET INCOME                                     828          945       (12.4%)

COMPARISON OF THE NINE MONTHS ENDED OCTOBER 31, 1998 AND OCTOBER 31, 1997

TRAVEL CENTERS. Gross sales at the Company's Travel Centers increased by 4.9% to $18.617 million for the nine months ended October 31, 1998 from $17.749 million for the nine months ended October 31, 1997. This increase is primarily attributable to a 11.3% increase in merchandise sales which were $6.183 million for the nine months ended October 31,1998 compared with $5.556 million for the nine months ended October 31,1997. Gasoline sales increased 2.0% to $9.242 million for the nine months ended October 31, 1998 from $9.058 million for the same period in 1997. Wholesale gasoline sales increased 42.6% to $967,000 for the nine months ended October 31, 1998, as compared to $678,000 for the nine months ended October 31, 1997. Restaurant sales decreased by 9.4% to $2.225 million for the nine months ended October 31, 1998 compared with $2.457 for the nine months ended October 31, 1997. Cost of goods sold for the travel centers increased 4.9% to $12.394 million for the nine months ended October 31, 1998 from $11.814 million for the nine months ended October 31, 1997, primarily as a result of an increase in merchandise sales.

General and administrative expenses for travel centers consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses for the travel centers increased to $4.369 million for the nine months ended October 31 1998 from $4.006 million for the nine months ended October 31, 1997.

Depreciation and amortization expense increased by 41.5% to $450,000 for the nine months ended October 31, 1998 as compared to $318,000 for the nine months ended October 31, 1997. The increase is attributable to additions of depreciable assets during the current period.

The above factors contributed to an overall decrease in travel center operating income of 14.0% to $1.196 million for the nine months ended October 31,1998 from $1.390 million for the nine months ended October 31, 1997. This decrease is primarily attributable to increases in depreciation and general and administrative expenses.

OUTDOOR ADVERTISING. Gross sales from the Company's Outdoor Advertising increased 42.6% to $5.031 million for the nine months ended October 31, 1998 from $3.527 million for the nine months ended October 31, 1997. The increase was primarily attributable to the continual assimilation of the Company's acquisitions, increased usage of available sign inventory, and increases in rates.

Direct operating expenses related to outdoor advertising consist of rental payments to property owners for the use of land on which advertising displays are located, production expenses and selling expenses. Production expenses include salaries for operations personnel and real estate representatives, property taxes, materials and repairs and maintenance of advertising displays. Selling expenses consist primarily of salaries and commissions for salespersons and travel related to sales. Direct operating costs increased 17.6% to $2.242 million for the nine months ended October 31, 1998 from $1.906 million for the nine months ended October 31, 1997, principally due to additional direct operating costs associated with the acquisitions.

General and administrative expenses for outdoor advertising consist of salaries and wages for administrative personnel, insurance, legal fees, association dues and subscriptions and other indirect operating expenses. General and administrative expenses increased 37.7% to $741,000 for the nine months ended October 31, 1998 from $538,000 for the nine months ended October 31, 1997.

Depreciation and amortization expense increased 95.7% to $820,000 for the nine months ended October 31, 1998 from $419,000 for the nine months ended October 31, 1997. The increase is attributable to scheduled depreciation of advertising display structures and machinery and equipment primarily associated with acquisitions as well as the amortization of goodwill and non-compete covenants.

The above factors contributed to the increase in outdoor advertising operating income of 84.9% to $1.228 million for the nine months ended October 31, 1998 from $664,000 for the nine months ended October 31, 1997. In addition, earnings before interest, taxes, depreciation and amortization (EBITDA) for outdoor advertising increased 89.1% to $2.048 million for the nine months ended October 31, 1998 from $1.083 million for the nine months ended October 31, 1997. The EBITDA margin for outdoor advertising increased to 40.7% for the nine months ended October 31, 1998 as compared to 30.7% for the nine months ended October 31, 1997.

CORPORATE AND OTHER. General and administrative expenses for corporate and other operations of the Company consist primarily of executive and administrative compensation and benefits, accounting, legal and investor relations fees. General and administrative expenses decreased slightly to $352,000 for the nine months ended October 31, 1998 as compared to $358,000 for the nine months ended October 31, 1997.

Depreciation and amortization expenses for the Company's corporate and other operations consist of depreciation associated with the corporate headquarters, furniture and fixtures and vehicles. Depreciation and amortization expenses decreased to $84,000 for the nine months ended October 31, 1998 as compared to $96,000 for the nine months ended October 31, 1997.

Interest expense increased by 36.5% to $729,000 for the nine months ended October 31, 1998 as compared to $534,000 for the nine months ended October 31, 1997. The increase is primarily attributable to the increase in debt associated with the Company's acquisitions.

Other income, net, primarily includes operating rental revenues from the Company's former subsidiary, gains and/or losses from the sales of assets, and interest income. Other income, net, decreased 78.9% to $102,000 for the nine months ended October 31, 1998 as compared to $483,000 for the nine months ended October 31, 1997. The decrease is due to certain non-operating gains in 1997 not present in 1998 and a decrease in interest income due to use of IPO proceeds for acquisitions.

Income before taxes decreased 12.1% to $1.361 million for the nine months ended October 31, 1998 as compared to $1.549 million for the nine months ended October 31, 1997. As a percentage of gross revenues, income before taxes decreased to 5.8% for the nine months ended October 31, 1998 as compared to 7.3% for the nine months ended October 31, 1997.

Income taxes were $533,000 for the nine months ended October 31, 1998 as compared to $604,000 for the nine months ended October 31, 1997, as the result of lower pretax income.

The foregoing factors contributed to a decrease in the Company's net income for the nine months ended October 31, 1998 to $828,000 as compared to $945,000 for the nine months ended October 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

At October 31,1998, the Company had working capital of $3.819 million and a current ratio of 2.1:1, compared to working capital of $5.504 million and a current ratio of 2.7:1 at January 31, 1998. Working capital and the current ratio decreased for the nine months ended October 31, 1998 as a result of IPO proceeds used in the current period but present at January 31, 1998.

Net cash provided by operating activities was $1.126 million for the nine months ended October 31, 1998 as compared to net cash provided by operating activities of $875,000 for the nine months ended October 31, 1997. Net cash provided in the current period is primarily attributable to increased depreciation and amortization from acquisitions and decreases in gains on sales of property and equipment as well as an increase in cash used to fund operating assets and liabilities. Net cash used for investing activities for the nine months ended October 31, 1998 was $5.079 million, of which $2.047 million was used in the purchase of the outdoor advertising assets of Big-Tex, Norwood, Edgar, J & J and T & C, and $3.084 million was used for purchases of property and equipment. For the nine months ended October 31, 1997, net cash used for investing activities was $6.548 million, of which $4.865 million was used for acquisitions.

Net cash provided by financing activities for the nine months ended October 31, 1998 was $1.600 million as compared to $2.911 million for the nine months ended October 31, 1997. At October 31, 1998 and 1997 financing activities were a result of borrowings and payments on debt.

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

On March 3, 1998, the Company acquired the outdoor advertising assets of Norwood Outdoor, Inc. (Norwood) for $1,006,000. The Company paid $350,000 from the proceeds of the initial public offering, $6000 cash and financed $650,000 with bank debt. Norwood owned and operated approximately 140 poster and painted bulletin faces in the Brady, Texas metro area. The acquisition was accounted for as a purchase. The results of Norwood's operations have been combined with the Company's since the date of acquisition. The purchase price was allocated to the assets acquired based on their estimated fair values and no goodwill was recorded in connection with the purchase.

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

On June 1, 1998 the Company purchased the outdoor advertising assets of J & J Sign Company, located in Silver City, New Mexico. The Company paid $332,000 from the proceeds of the initial public offering. J & J owned and operated approximately 40 painted bulletin faces in Southwestern New Mexico. The acquisition was accounted for as a purchase. The purchase price was allocated to the assets acquired based on their estimated fair values and no goodwill was recorded in connection with the purchase.


On August 14, 1998 the Company purchased the outdoor advertising assets of T & C Outdoor for $160,000 cash. T & C owned and operated approximately 20 faces in central Texas. The acquisition was accounted for as a purchase. The purchase price was allocated to the assets acquired based on their estimated fair values and no goodwill was recorded in connection with the purchase.

On November 10, 1998, the Company entered into a credit agreement with one of its existing lenders for the following: 1) a new term note, in the amount of $12,000,000, created to refinance existing borrowings and to provide funds for working capital; 2) a new line of credit, which is a multiple advance line, in the amount of $10,000,000, to fund purchases of existing outdoor advertising business and/or billboard properties, 3) an increase in the existing $500,000 working capital line to $2,000,000; 4) the existing facility line to fund the acquisition and/or construction of travel centers is reduced to $6,000,000; and
5) the existing leasing line of $2,000,000 was terminated. Each note will bear interest based on the LIBOR 90 day rate index for the first 90 day rate period. At the end of each rate period the Company will have the option to choose a different rate period or remain at the 90 day index if no election is made. The Matrix rate will be based on the Company's earnings as reported in the Company's most recently available 10Q.

On November 16, 1998 the Company purchased the outdoor advertising assets of Faris Outdoor Advertising, Inc. for $2,500,000 which was financed with bank debt. Faris owned and operated approximately 132 painted bulletin faces in central Texas.

The construction of a new travel center located approximately 20 miles west of Albuquerque, New Mexico, on Interstate 40 is scheduled to open by the end of December. Renovation and upgrades of existing facilities continues.

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

YEAR 2000

The Year 2000 Issue is the result of computer programs that were written using two digits rather than four to define the applicable year. As a result, any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations which could result in disruptions in the operations of the Company and its suppliers and customers.

STATE OF READINESS. The Company has conducted a comprehensive review of its computer systems to identify those portions that could be affected by the Year 2000 Issue. The evaluation revealed that the Company's network hardware and operating system, voice mail system, e-mail system, and accounting software are the major resources that do have Year 2000 compliance issues. Fortunately, the identified systems are "off-the-shelf" products with Year 2000 compliant versions now available.

The Company has not yet completed its survey of its significant suppliers, vendors, and pertinent institutions to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their Year 2000 issues. The Company will complete its survey by the end of the first quarter of 1999. There can be no guarantee that the systems of other companies on which the Company's business relies will be timely converted or that failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company and its operations.

COSTS TO ADDRESS YEAR 2000 ISSUES. The Company estimates over the next twelve months that the costs associated with the implementation plan will not exceed $50,000.

RISKS ASSOCIATED WITH YEAR 2000 ISSUES. The Company's failure to resolve Year 2000 Issues on or before December 31, 1999 could result in system miscalculations causing disruption in operations, including, among other things, a temporary inability to process transactions, send invoices, determine payments due, send and/or receive e-mail, or engage in similar normal business activities. Additionally, failure of third parties upon whom the Company's business  relies to timely  remediate  their Year 2000  Issues  could  result in disruptions in the Company's supply of parts and materials, late, missed or unapplied payments, temporary disruptions in order processing and other general problems related to the Company's daily operations. The Company presently believes that, with modifications to existing software and conversions to new software, the Year 2000 problem will not pose significant operational problems for the Company. Until the Company receives responses from significant suppliers, vendors and pertinent institutions, the overall risks associated with the Year 2000 Issue remain difficult to accurately describe and quantify, and there can be no guarantee that the Year 2000 Issue will not have a material adverse effect on the Company and its operations.

CONTINGENCY PLAN. The Company has not determined the specific risks that may need to be addressed by a contingency plan. It is the Company's goal to have the internal major Year 2000 Issues resolved and external effects determined by the end of the second quarter of 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
         Not required.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS. None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS. None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS. None.

ITEM 5. OTHER INFORMATION. None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a). Exhibit No.    Exhibit Name
          -----------    ------------
             2.7         Purchase Agreement dated November 16, 1998 between the
                         Registrant and Faris Outdoor Advertising, Inc.

            10.46 Credit Agreement with First Security Bank, dated as of November 10, 1998 granting the Registrant funds in the aggregate principal amount of $30,000,000

            27           Financial Data Schedule

     (b). No reports were filed on Form 8-K during the nine months ended October 31, 1998.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:     December 14, 1998
                                    BOWLIN Outdoor Advertising &
                                    Travel Centers Incorporated

                                    /s/ Michael L. Bowlin
                                    --------------------------------------------
                                    Michael L. Bowlin, Chairman of the Board,
                                    President and Chief Executive Officer


                                    /s/ Nina J. Pratz
                                    --------------------------------------------
                                    Nina J. Pratz, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)