Form 10-K
period 1999-01-31
BOWLIN OUTDOOR ADVERTISING & TRAVEL CENTERS INC
filed 1999-04-30
CIK 1020898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
    ACT OF 1934 FOR THE FISCAL YEAR ENDED  JANUARY  31, 1999
                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE TRANSITION PERIOD____________ FROM TO________________

                          COMMISSION FILE NO. 0-21451

            BOWLIN Outdoor Advertising & Travel Centers Incorporated
              (Name of the registrant as specified in its charter)

          NEVADA                                   85-0113644

 (State or other jurisdiction of             (I.R.S. Employer Identification
 incorporation or organization)               No.)


150 LOUISIANA NE, ALBUQUERQUE, NM                      87108
(Address of principal executive offices)             (Zip Code)




        Registrant's telephone number, including area code: 505-266-5985

      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:

     Title of each class           Name of each exchange on which registered
Common Stock , $.001 Par Value                         AMEX


      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:
                                      NONE

                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant at April 14, 1999 was $12,553,704.

The number of shares of Common Stock, $.001 par value, outstanding as of April 30, 1999: 4,384,848

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive proxy statement relating to the 1999 Annual Meeting of Stockholders are incorporated herein by reference.

Forward-Looking Statements

     Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and should be read in conjunction with the Consolidated Financial Statements of BOWLIN Outdoor Advertising & Travel Centers Incorporated, a Nevada Corporation (the "Company" or "BOWLIN"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the Company's actual results to differ materially from those contained in these forward-looking statements, including those set forth under the heading "RISK FACTORS" under ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and the risks and other factors described elsewhere. The cautionary factors, risks and other factors presented should not be construed as exhaustive. The Company assumes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

                                     PART I

ITEM 1. BUSINESS

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

     In addition to its travel centers, the Company operates over 3,700 revenue-generating outdoor advertising display faces for third party customers such as hotels and motels, restaurants and consumer products. These display faces are strategically situated primarily along interstate highways in Arizona, New Mexico, and Texas and, to a lesser extent, in Colorado and Oklahoma. The Company provides a comprehensive range of outdoor advertising services to its clients, including customized design and production services.

Recent Developments

     The Company made a number of acquisitions of outdoor advertising assets in fiscal year 1999. Each of the acquisitions was accounted for as a purchase. In each case, the purchase price was allocated to the assets acquired based on their estimated fair values and no goodwill was recorded.

     On February 1, 1998, the Company acquired the outdoor advertising assets of Big-Tex Outdoor Advertising (Big-Tex) in Brownwood, Texas for $1,575,283. The Company paid $575,283 in cash and financed $1,000,000 with bank debt. Big-Tex owned and operated approximately 284 poster and painted faces in the Brownwood metro area. The Company also entered into a non-compete agreement with the former principals of Big-Tex for a period of ten years from the date of the acquisition, payable in ten annual installments of $10,000 beginning in February 1999.

     On March 3, 1998, the Company acquired the outdoor advertising assets of Norwood Outdoor, Inc. (Norwood) for $1,020,768. The Company paid $370,768 in cash and financed $650,000 with bank debt. Norwood owned and operated approximately 145 poster and painted bulletin faces in the Brady, Texas metro area.

     On May 1, 1998 the Company purchased the outdoor advertising assets of Edgar Outdoor Advertising Co. for $933,661. The Company paid $933,661 in cash. Edgar owned and operated approximately 62 painted bulletin faces in central Texas. The acquisition was accounted for as a purchase.

     On June 1, 1998 the Company purchased the outdoor advertising assets of J & J Sign Company, located in Silver City, New Mexico for $347,947 in cash. J & J owned and operated approximately 40 painted bulletin faces in Southwestern New Mexico.

     On August 14, 1998 the Company purchased the outdoor advertising assets of T & C Outdoor Advertising, located in Crowley, Texas. The Company paid $171,614 in cash. T & C owned and operated approximately 15 display faces in central Texas.

     On November 16, 1998 the Company purchased the outdoor advertising assets of Faris Outdoor Advertising, Inc., located in Ft. Worth, Texas for $2,563,408. The Company financed $2,500,000 with bank debt and paid $63,408 in cash. Faris owned and operated approximately 132 painted bulletin faces in central Texas.

     On January 4, 1999 the Company purchased the outdoor advertising assets of Big-Tex Outdoor Advertising, located in Granbury, TX for $1,549,507. The Company financed $1,500,000 with bank debt and paid $49,507 cash. Granbury owned and operated approximately 83 display faces in central Texas.

     On November 10, 1998, the Company entered into a credit agreement with one of its existing lenders for the following: 1) a new term note, in the amount of $12,000,000, created to refinance existing borrowings and to provide funds for working capital; 2) a new line of credit, which is a multiple advance line, in the amount of $10,000,000, to fund purchases of existing outdoor advertising businesses and/or billboard properties; 3) an increase in the existing $500,000 working capital line to $2,000,000; 4) reduction of the existing facility line to fund the acquisition and/or construction of travel centers to $6,000,000; and
5) termination of an existing leasing line of $2,000,000. Each note will bear interest based on the LIBOR 90-day rate index.

Subsequent Events

     On March 1, 1999 the Company purchased the outdoor advertising assets of GDM Outdoor Advertising, located in Tyler, Texas for $1,353,376. The Company financed $1,350,000 with bank debt and paid $3,376 in cash. GDM owned and operated approximately 86 painted bulletin faces in central Texas. The acquisition was accounted for as a purchase. The purchase price was allocated to the assets acquired based on their estimated fair values and no goodwill was recorded in connection with the purchase.

     On February 15, 1999, the Company opened a new travel center located approximately 20 miles west of Albuquerque, New Mexico on Interstate 40. The 6,000 square foot store features a state of the art convenience store and an "old-time" trading post. This location features EXXON branded gasoline.

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

     Outdoor Advertising Industry. According to recent estimates by the Outdoor Advertising Association of America ("OAAA"), outdoor advertising generated total billboard revenues of approximately $2.33 billion in 1998, representing growth of approximately 9.1% over 1997. Outdoor advertising offers repetitive impact and a relatively low cost-per-thousand impressions as compared to broadcast media, newspapers, magazines and direct mail marketing, making it attractive to both local businesses targeting a specific geographic area or set of demographic characteristics and national advertisers seeking mass market support. Because outdoor advertising reaches potential customers close to the point-of-sale, restaurants, motels, service stations and similar businesses find outdoor advertising particularly effective. Repeated viewing by people traveling the same route on a daily basis makes outdoor advertising especially suitable for companies such as banks, insurance companies, and soft drink manufacturers that sell their products by promoting a particular image. Outdoor advertising services have recently expanded beyond billboards to include a wide variety of out-of-home advertising media, including advertising displays in shopping centers, malls, airports, stadiums, movie theaters and supermarkets, as well as on taxis, trains, buses and subways. Recent estimates published by the OAAA report that total out-of-home advertising revenues, including traditional billboard advertising, was approximately $4.413 billion in 1998.

     The outdoor advertising industry uses three standardized display formats: traditional bulletin-style painted billboards (with a typical face size of 14 feet by 48 feet),  30-sheet  posters  (with a typical face size of 12 feet by 25 feet) and junior or 8-sheet  posters  (with a typical  face size of 6 feet by 12 feet). The physical advertising structure is generally owned by the outdoor advertising company and is built on locations either owned or leased by the operator or on which it has a permanent easement. Traditionally outdoor advertising displays are leased to advertisers on a unit basis. Advertising rates for outdoor advertising media are based on such factors as the size of the advertising display, visibility, cost of leasing, construction and maintenance and the number of people who have the opportunity to see the advertising message.

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

The Company's travel centers also offer brand name gasoline such as CITGO, EXXON, Chevron, and Diamond Shamrock. The Company has been an authorized distributor of CITGO Petroleum Corporation since October 1, 1995. Effective July 15, 1998, the Company also became an authorized distributor of EXXON Company, USA. The Company has converted one of its existing locations to an EXXON station. The travel center opened by the Company on February 15, 1999 is also an EXXON station. The Company has converted eight of its existing locations to CITGO "superpumper" stations. The Company also intends to continue marketing CITGO and EXXON products to other retailers in Arizona and New Mexico.

     The Company's billboard advertising for its travel centers emphasizes the wide range of unique Southwestern souvenirs and gifts available at the travel centers, as well as the availability of gasoline and food. Merchandise at each of the Company's stores is offered at prices intended to suit the budgets and tastes of a diverse traveling population. The merchandise ranges from inexpensive Southwestern gifts and souvenirs to unique hand-crafted jewelry, rugs, pottery, kachina dolls and other gifts crafted especially for the Company by several Native American tribes.

     Outdoor Advertising Business Strategy. The Company operates over 3,700 revenue-generating advertising display faces, primarily in Arizona, New Mexico and Texas and, to a lesser extent, in Colorado and Oklahoma. Approximately 65% of these display faces are traditional bulletin style and 35% are assorted poster styles. The Company's bulletin style displays are located primarily on interstate highways, while the smaller poster sizes are typically used in local settings by advertisers who prefer to change the display message regularly. The Company's outdoor advertising displays are strategically located in rural and smaller metropolitan areas throughout the Southwest, where the dispersion of population, outdoor lifestyles, and leading tourist destinations have created a strong dependence on highway travel.

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

Growth Strategy

     Travel Centers. The Company is committed to expanding its travel center operations through internal development. The Company plans to further expand its travel center operations in popular tourist destinations, along heavily traveled interstate corridors and in smaller metropolitan areas. The Company believes that the co-branding concept it has implemented at its travel centers has resulted in increased revenues, and the Company intends to pursue opportunities to acquire rights to additional brand name products.

     The following are the primary components of the Company's strategy for expanding its travel center operations:

     Continuing to offer high quality brand name food and products in a clean, safe environment designed to appeal to travelers on interstate highways.

     Continuing  to  increase  sales  at  existing   locations  through  ongoing
     renovation and upgrading of facilities and the addition of new products and services.

     Pursuing complementary national food and/or merchandise brands to further implement the Company's co-branding concept.

     Expanding  the  Company's   travel  center   operations   through  internal
     development and strategic acquisitions in key tourist destinations, along heavily traveled interstate highways and in smaller metropolitan areas.

     Gasoline Wholesaling. The Company is an authorized CITGO and EXXON distributor. CITGO and EXXON are among the top five petroleum producers in the United States. The CITGO distribution agreement allows the Company to streamline its gasoline supply arrangements and take advantage of volume-driven pricing by consolidating purchases from CITGO. The CITGO distribution agreement had an initial three-year term that expired September 30, 1998, and automatically renewed for a three-year term through 2001. The EXXON distribution agreement has a three-year term that expires July 14, 2001. CITGO's and EXXON's ability to terminate or refuse to renew the agreement with the Company is subject to the occurrence of certain events set forth in the Petroleum Marketing Practices Act, which events currently include bankruptcy, or breach of the agreement by the Company, or termination by CITGO or EXXON of its petroleum marketing activities in the Company's distribution area. The terms of the distribution agreements require the Company to purchase certain minimum quantities of gasoline during the term of the agreement, which includes gasoline purchased for sale at the Company's travel centers. Since the effective date of the CITGO distribution agreement, the Company's purchases of CITGO products have substantially exceeded the required minimum quantities. Since the effective date of the EXXON agreement the Company has not determined if certain minimum quantities have been met, however, the Company believes it will exceed the required minimum quantities.

     The Company intends to continue to grow gasoline sales by focusing on the marketing of the CITGO and EXXON lines of petroleum products through the Company's own travel centers, and as a wholesale provider to other gasoline retailers in the Southwest.

     Outdoor Advertising. The Company plans to increase its outdoor advertising operations through internal development as well as acquisition. The Company increased its inventory of billboard faces by 951 in fiscal year 1999 and 979 in fiscal year 1998. The Company anticipates that it will be adding approximately 200 new billboard faces per year to its operations through internal development, subject to the availability of necessary working capital and the Company's ability to comply with applicable regulations.

     In addition to internal development, the Company plans to continue to focus on the expansion of its outdoor advertising operations through aggressive acquisitions at prices that reflect prudent cash flow multiples. The Company routinely engages in discussions with third parties regarding potential acquisitions. Any such acquisitions would be subject to the negotiation and execution of definitive agreements, appropriate financing arrangements, performance of due diligence, approval of the Company's Board of Directors, and the satisfaction of other customary closing conditions, including the receipt of third party consents.

     Consistent with its past practices, the Company intends to pursue expansion into markets that are not included in the 50 largest designated market areas. The Company believes that expansion along interstate highways and in smaller metropolitan areas permits the Company to operate in areas where competition for site acquisitions is less intense, purchase prices are more favorable, and government regulations are generally less onerous.

     The Company's advertising customers consist largely of local and regional advertisers, resulting in a diverse client base and limiting reliance on national advertising clients. Unlike many of its competitors, the Company does not rely to a significant extent upon tobacco advertisers, which are subject to increasing regulation. The following table sets forth the categories of industries from which the Company derived its outdoor advertising net revenues for the year ended January 31, 1999, and the respective percentages of such net revenues. The top three business categories accounted for approximately 62% of the Company's total outdoor advertising net revenues. No single advertiser accounted for more than 2.4% of the Company's total outdoor advertising net revenues in such period.

                                Percentage of Net
                        Advertising Revenues by Category

                    Hotels and Motels                  26%
                          Restaurants                  21
               Travel & Entertainment                  15
             Retail/Consumer Products                  13
                           Government                   9
                             Services                   7
                           Automotive                   4
                              Alcohol                   *
                              Tobacco                   *
                                Other                   5
                                                      ----
                                TOTAL                 100%
                                                      ====
                         *Less than 1%




     The Company plans to expand its outdoor  advertising  operations  primarily by:

     Continuing to develop the Company's presence along interstate highways in its existing markets throughout the Southwest.

     Increasing revenues from existing billboards by implementing programs that maximize advertising rates and occupancy levels.

     Expanding its operations within current markets through new billboard construction.

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

     Outdoor Advertising Operations. The outdoor advertising operations of the Company include leasing of sites, construction of display structures, sales of advertising space, and production and design of display faces. The Company's leasing department has the responsibility for coordinating land leases with owners for the right to construct and maintain billboard structures on the landowner's property. The leasing department also monitors the Company's compliance with all government regulations regarding lease rights, construction and sales of outdoor structures. The Company's construction division erects billboard structures on sites acquired by the Company without a pre-existing structure, with the goal of maximizing the amount of leaseable area on a particular site.

     The Company's sales department, through its account representatives, sells advertising space to the Company's clients from its inventory of approximately 3,700 display faces. The account representatives work with the Company's clients, their advertising agencies, and the Company's production department to provide clients with high quality design and artwork for their billboards. Although the Company's consistent expansion of its outdoor advertising inventory results in an advertising occupancy rate of less than 100%, the Company generally has approximately 70% of its inventory under advertising agreements at any time.

     The Company's production staff performs a full range of activities required to create and install outdoor advertising. Production work includes creating the advertising copy design and layout, painting the design or coordinating its printing, and installing the design displays. Billboards have historically been composed of several painted plywood sheets, but recently vinyl facing has replaced plywood in the majority of advertising produced. The increased use of vinyl and pre-printed advertising copy furnished to the Company by the advertiser or its agency results in less labor-intensive production work. The Company believes that this trend may reduce future operating expenses associated with the Company's production activities.

Competition

     Travel Services Competition. The Company faces competition at its travel centers from quick-service and full-service restaurants, convenience stores, gift shops and, to some extent, from truck stops located along interstate highways in Arizona and New Mexico. Some of the travel centers that the Company competes with are operated by large petroleum companies, while many others are small independently owned operations that do not offer brand name food service or gasoline. Giant Industries, Inc., a refiner and marketer of petroleum products, operates two travel centers, one in Arizona and one in New Mexico, which are high volume diesel fueling and large truck repair facilities that also include small shopping malls, full-service restaurants, convenience stores, fast food restaurants and gift shops. The Company's principal competition from truck stops includes Love's Country Stores, Inc., Petro Corporation and Flying J. Many convenience stores are operated by large, national chains that are substantially larger, better capitalized and have greater name recognition and access to greater resources than the Company. Although the Company faces substantial competition, the Company believes that few of its competitors offer the same breadth of products and services dedicated to the traveling public.

     Outdoor Advertising Competition. The Company competes in all of its markets with other outdoor advertisers as well as other media, including broadcast and cable television, radio, newspaper, and direct mail marketers. The Company has little competition in its rural markets from other outdoor advertisers, but encounters direct competition in its smaller metropolitan markets from larger outdoor media companies, including Outdoor Systems, Chancellor Media Corporation and Donrey Outdoor Advertising, each of which have large national networks and greater resources than the Company. The Company believes that by concentrating on interstate and tourist oriented advertising in markets other than the largest 50 designated market areas it will be able to compete more effectively. As the Company expands geographically, however, it may encounter increased competition from other outdoor advertising firms, some of whom are substantially larger and have greater name recognition and access to substantially greater resources than the Company.

Employees

     As of January 31, 1999, the Company had approximately 215 full-time and 68 part-time employees; 49 were located in Arizona, 226 were located in New Mexico and 8 were located in Texas. None of the Company's employees are covered by a collective bargaining agreement and the Company believes that relations with its employees are good.

Regulation

     Travel Centers. Each of the Company's food service operations is subject to licensing and regulation by a number of governmental authorities relating to health, safety, cleanliness, and food handling. The Company's food service operations are also subject to federal and state laws governing such matters as working conditions, overtime, tip credits, and minimum wages. The Company believes that operations at its fourteen travel centers comply in all material respects with applicable licensing and regulatory requirements; however, future changes in existing regulations or the adoption of additional regulations could result in material increases in the Company's costs.

     Historically, the Company has incurred ongoing costs to comply with federal, state and local environmental laws and regulations, primarily relating to underground storage tanks. These costs include assessment, compliance, and remediation costs, as well as certain ongoing capital expenditures relating to the Company's gasoline dispensing operations. Under recently enacted federal regulations, the Company was obligated to upgrade or replace all non-complying underground storage tanks it owns or operates to meet corrosion protection and overfill/spill containment standards by December 22, 1998. In response to such programs, the Company has, wherever possible, adopted a policy of replacing its underground storage tanks with above-ground storage tanks to minimize the costs associated with leak detection and compliance with other regulatory programs. Non-complying tanks have been upgraded or replaced at all of the Company's travel centers.

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

     The states and local jurisdictions have, in some cases, passed additional and more restrictive regulations on the construction, repair, upgrading, height, size, and location of, and, in some instances, content of advertising copy being displayed on outdoor advertising structures adjacent to federally-aided highways and other thoroughfares. Such regulations, often in the form of municipal building, sign or zoning ordinances, specify minimum standards for the height, size and location of billboards. In some cases, the construction of new billboards or relocation of existing billboards is prohibited. Some jurisdictions also have restricted the ability to enlarge or upgrade existing billboards, such as converting from wood to steel or from non-illuminated to illuminated structures. From time to time governmental authorities order the removal of billboards by the exercise of eminent domain. Thus far, the Company has been able to obtain satisfactory compensation for any of its structures removed at the direction of governmental authorities, although there is no assurance that it will be able to continue to do so in the future.

     In recent years, there have been movements to restrict billboard advertising of tobacco products. It is likely that additional legislation of this type will be enacted on the national or on a local level in the Company's markets. Revenues from tobacco advertisers accounted for less than 1% of the Company's total advertising revenues in fiscal 1999.

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

Trademarks

     The Company operates its travel centers under a number of its own trademarks, as well as certain trademarks owned by third parties and licensed to the Company, such as the Dairy Queen, Dairy Queen/Brazier, Stuckey's, CITGO and EXXON trademarks. The Company believes that its trademark rights will not materially limit competition with its travel centers. The Company also believes that none of the trademarks it owns is material to the Company's overall business; however, the loss of one or more of the Company's licensed trademarks could have an adverse effect on the Company.

ITEM 2. PROPERTIES

     As of January 31, 1999, the Company operated fourteen travel centers. The Company owns the real estate and improvements where five of its travel centers are located, as well as real estate and improvements at three additional locations, one of which the Company is currently developing into a travel center and two of which are leased to third party restaurant operators. The properties at which three of the travel centers owned by the Company are operated are subject to mortgages. Nine of the Company's existing travel centers and a travel center location planned for development are located on real estate that the Company leases from various third parties. These leases have terms ranging from five to forty years, assuming exercise by the Company of all renewal options available under certain leases.

     As of January 31, 1999, the Company operated over 3,700 revenue generating outdoor display faces throughout the Southwest. The Company typically owns the billboard and related assets and enters into operating leases with the owners of the real property upon which the billboards are located. These leases typically have a term of 5 to 10 years and provide for minimum annual rents. As of January 31, 1999, the Company also owned and operated 55 and 295 non-revenue generating display faces in Arizona and New Mexico, respectively, which are exclusively dedicated to the advertisement of its fourteen travel centers. Listed below are the locations of the Company's inventory of revenue generating display faces as of January 31, 1999.

                          Billboards        30-sheet Posters    8-sheet Posters          Total
           Arizona            138                   --                   --                 138
          Colorado             14                   --                   --                  14
        New Mexico          1,717                  180                  765               2,662
          Oklahoma              4                   --                   --                   4
             Texas            545                  320                   35                 900
                              ---                  ---                   --                 ---
             TOTAL          2,418                  500                  800               3,718
                            =====                  ===                  ===               =====

     The Company's principal executive offices occupy approximately 20,000 square feet of space owned by the Company in Albuquerque, New Mexico. The Company's principal office space is subject to a mortgage, which matures on January 31, 2005, and the principal balance of which interest accrues at the bank's prime rate (7.75% at January 31, 1999). The Company owns outdoor advertising production plant and warehouse facilities consisting of approximately 10,000 square feet in Albuquerque, New Mexico and a central warehouse and distribution facility occupying 27,000 square feet in Las Cruces, New Mexico. The Las Cruces property is subject to a mortgage that matures on June 13, 2013 and accrues interest on the unpaid principal balance at a rate of 8.9% per annum. The Company believes that its headquarters and warehouse facilities are adequate for its operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     The Company from time to time is involved in litigation in the ordinary course of business, including disputes involving advertising contracts, site leases, employment claims, and construction matters. The Company is also involved in routine administrative and judicial proceedings regarding billboard permits, fees, and compensation for condemnations. The Company is not a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of security holders in the fourth quarter of fiscal 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted on the American Stock Exchange under the symbol "BWN." On April 14, 1999, there were approximately 30 holders of record of the Company's Common Stock. The following table sets forth the high and low sales prices for the Company's Common Stock for each quarter during the past two fiscal years.


Fiscal Year Ended
January 31, 1998                                     High              Low
----------------                                     ----              ---
Fiscal Quarter Ended 4/30                          $ 8.0000         $ 5.0000
Fiscal Quarter Ended 7/31                          $ 6.1250         $ 3.3750
Fiscal Quarter Ended 10/31                         $ 6.1250         $ 3.7500
Fiscal Quarter Ended 1/31                          $ 5.1250         $ 3.7500


Fiscal Year Ended
January 31, 1999                                     High              Low
----------------                                     ----              ---
Fiscal Quarter Ended 4/30                          $10.8750         $ 4.7500
Fiscal Quarter Ended 7/31                          $ 9.9375         $ 7.5000
Fiscal Quarter Ended 10/31                         $ 7.7500         $ 3.5000
Fiscal Quarter Ended 1/31                          $ 6.6250         $ 4.7500

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial data presented below are derived from the audited consolidated financial statements of the Company for the five years ended January 31, 1999. The data presented below should be read in conjunction with the audited consolidated financial statements, related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included herein.

                                                                     YEAR ENDING JANUARY 31,
                                                 ----------------------------------------------------------------------
                                                    1999          1998         1997            1996          1995
                                                 ----------------------------------------------------------------------
STATEMENT OF INCOME DATA:

Net sales                                      $  30,294,751 $  7,159,455   $ 24,847,931  $ 22,944,684  $ 21,953,932


Cost of goods sold                               (18,848,146) (17,531,203)   (16,340,375)  (15,002,736)  (14,255,221)
                                                 ------------ ------------   ------------  ------------  ------------

   Gross profit                                   11,446,605    9,628,252     8,507,556     7,941,948      7,698,711

General and administrative expenses               (7,479,568)  (6,567,940)   (6,115,350)   (6,407,736)    (5,988,485)

Depreciation and amortization                     (1,895,035)  (1,149,694)     (779,571)     (856,608)      (821,164)

Other operating income                                 7,345       89,732       379,228       489,653        420,256
                                                 ------------ ------------   ------------  ------------  ------------

   Income from operations                          2,079,347    2,000,350     1,991,863     1,167,257      1,309,318

Interest expense                                  (1,108,263)    (722,117)     (677,746)     (611,590)      (536,025)

Other income (loss), net                             139,026      469,155       194,564        80,769         (9,618)
                                                 ------------ ------------   ------------  ------------  ------------

   Income before taxes                             1,110,110    1,747,388     1,508,681       636,436        763,675

Income taxes                                         437,500      678,200       603,472       252,817        294,719
                                                 ------------ ------------   ------------  ------------  ------------
Net income                                       $   672,610  $ 1,069,188   $   905,209   $   383,619    $   468,956
                                                 ============ ============   ============  ============  ============

Basic and diluted earnings per share             $      0.15  $      0.24   $      0.26   $      0.11    $      0.14
                                                 ============ ============   ============  ============  ============



BALANCE SHEET DATA (at end of period)

Property & equipment                             $26,424,741    $16,197,471  $ 9,970,546   $ 8,910,470    $ 6,727,205
                                                 ===========    ===========  ===========   ===========    ===========
Total assets                                     $37,489,356    $25,859,316  $21,842,717   $13,597,846    $10,856,837
                                                 ===========    ===========  ===========   ===========    ===========
Long-term debt, including current                $20,252,124    $ 8,902,915  $ 6,694,592   $ 6,577,432    $ 4,991,452
   installments                                  ===========    ===========  ===========   ===========    ===========



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The following is a discussion of the consolidated financial condition and results of operations of the Company as of and for the three fiscal years ended January 31, 1999. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes included elsewhere in this Form 10-K. References to specific years refer to the Company's fiscal year ending January 31 of such year.

     The Company operates in two industry segments, travel centers and outdoor advertising. In order to permit a meaningful evaluation of the Company's performance in each of its operating segments, the Company has presented selected operating data attributable to each segment, and also separately sets forth the corporate expenses of the Company which are not properly allocable to either of the Company's segments for purposes of determining their respective operating income.

                                                                        YEAR ENDING JANUARY 31,
                                                           ---------------------------------------------------
                                                                 1999             1998             1997
                                                           ---------------------------------------------------
                                                                              IN THOUSANDS

          Travel Centers
                Gross sales                                   $   23,803       $   22,584       $   21,692
                Discounts on sales                                   283              280              303
                                                              ----------       ----------       ----------
                Net sales                                         23,520           22,304           21,389
                Cost of goods                                     15,802           15,042           14,235
                                                              ----------       ----------       ----------
                                                                   7,718            7,262            7,154
                General & administrative expenses                  5,937            5,307            5,281
                Depreciation and amortization                        611              369              363
                                                              ----------       ----------       ----------

                Operating income                                   1,170            1,586            1,510


          Outdoor Advertising
               Gross sales                                         6,775            4,856            3,459
               Direct operating expenses                           3,046            2,489            2,105
                                                              ----------       ----------       ----------
                                                                   3,729            2,367            1,354
               General & administrative expenses                   1,056              781              369
               Depreciation and amortization                       1,178              660              282
                                                              ----------       ----------       ----------
               Operating income                                    1,495              926              703


         Corporate and Other
               General & administrative expenses                    (487)            (480)            (465)
               Depreciation and amortization                        (106)            (121)            (135)
               Interest expense                                   (1,108)            (722)            (678)
               Other income, net                                     146              558              574
                                                              ----------       ----------       -----------

        Income before taxes                                        1,110            1,747            1,509

        Income taxes                                                 437              678              604
                                                              ----------       ----------       ----------

        Net income                                            $      673       $    1,069       $      905
                                                              ==========       ==========       ==========



Fiscal 1999 Compared to Fiscal 1998

     Travel Centers. Gross sales at the Company's travel centers increased 5.3% to $23.8 million for fiscal 1999 from $22.6 million for fiscal 1998. Gasoline sales increased 0.9% to $11.7 million for fiscal year 1999 from $11.6 million for fiscal year 1998. Merchandise sales increased 12.7% to $8.0 million for the fiscal year ended January 31, 1999 from $7.1 million for the fiscal year ended January 31, 1998. Restaurant sales decreased 6.7% to $2.8 million for fiscal 1999 from $3.0 million for fiscal 1998. The Company's wholesale CITGO gasoline products relationship produced gross sales of $1.2 million for fiscal year 1999 as compared to $917,000 for fiscal year 1998. Increases in depreciation due to capital expenditures as well as increases in general and administration due to additional middle management for fiscal year 1999 as compared to fiscal year 1998 impacted operating income. In addition, travel center revenues for the fourth quarter of the current fiscal year were negatively impacted by the lowest gasoline prices in a decade and a corresponding reduction in gross margin.

     Cost of goods sold for the travel centers increased 5.3% to $15.8 million for fiscal 1999 from $15.0 million for fiscal 1998. As a percentage of gross sales, cost of goods sold decreased slightly to 66.4% from 66.6% for the respective fiscal periods.

     General and administrative expenses for travel centers consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses for the travel centers increased 11.3% to $5.9 million for the fiscal year ended January 31, 1999 from $5.3 for fiscal year ended January 31, 1998. The increase was primarily attributable to increases in middle management personnel.

     Depreciation and amortization expenses increased by 65.6% to $611,000 for the fiscal year ended January 31, 1999 from $369,000 for the fiscal year ended January 31, 1998. The increase is primarily attributable to capital expenditures for gasoline tanks and equipment for federal mandates as well as image upgrades for branded fuel.

     The above factors contributed to a decrease in travel centers operating income of 25.2% to $1.2 million for the fiscal year ended January 31, 1999 as compared to $1.6 million for the fiscal year ended January 31, 1998.

     Outdoor Advertising. Gross sales from the Company's outdoor advertising increased 38.8% to $6.8 million for fiscal 1999 from $4.9 million in fiscal
1998. The increase was primarily attributable to certain acquired assets, including the outdoor advertising assets of Big Tex Outdoor Advertising, (Brownwood), Norwood Outdoor Advertising, Edgar Outdoor Advertising, J & J Outdoor Advertising, T & C Outdoor Advertising, Faris Outdoor Advertising, and Big Tex Outdoor Advertising (Granbury), as well as overall rate increases.

     Direct operating expenses related to outdoor advertising consist of direct advertising expenses, which include rental payments to property owners for the use of land on which advertising displays are located, production expenses and selling expenses. Production expenses include salaries for operations personnel and real estate representatives, property taxes, and repairs and maintenance of advertising displays. Selling expenses consist primarily of salaries and commissions for salespersons and travel related to sales. Direct operating expenses increased 20.0% to $3.0 million for the fiscal year ended January 31, 1999 from $2.5 million for the same period in fiscal 1998, principally due to the addition of sales and production personnel, sign rent and repairs and maintenance of advertising displays from acquisitions.

     General and administrative expenses for outdoor advertising consist of salaries and wages for administrative personnel, insurance, legal fees, association dues and subscriptions and other indirect expenses. General and administrative expenses increased 40.8% to $1.1 million for the fiscal year ended January 31, 1999 from $781,000 for fiscal 1998. The increase was primarily attributable to increases in administrative personnel and insurance due to the acquisitions.

     Depreciation and amortization expenses increased 81.8% to $1.2 million for the fiscal year ended January 31, 1999 from $660,000 for fiscal 1998. The increase was primarily attributable to acquisitions of outdoor advertising assets throughout the current and prior fiscal years.

     The above factors contributed to the increase in outdoor advertising operating income of 62.0% to $1.5 million for the fiscal year ended January 31, 1999 as compared to $926,000 for the fiscal year ended January 31, 1998.

     Corporate and Other. General and administrative expenses for corporate and other operations of the Company consist primarily of executive and administrative compensation and benefits, investor relations, and accounting and legal fees. General and administrative expenses increased 1.5% to $487,000 for the fiscal year ended January 31, 1999 from $480,000 for the fiscal year ended January 31, 1998.

     For the fiscal year ended January 31, 1999, the Company's President and its Chief Operating Officer elected to accept annual base salaries of $145,000 and $90,000, respectively, which are less than the $195,000 and $145,000 salaries provided for in their respective employment agreements effective February 1, 1997. Each of the agreements has a perpetual five-year term, such that on any given date, each agreement has a five-year remaining term.

     Depreciation and amortization expenses for the Company's corporate and other operations consist of depreciation associated with the corporate headquarters and furniture and fixtures related thereto. Depreciation and amortization decreased 12.4% to $106,000 for fiscal 1999 as compared to $121,000 for fiscal 1998.

     Interest expense increased 52.3% to $1.1 million for the fiscal year ended January 31, 1999 from $722,000 for the fiscal year ended January 31, 1998. The increase is a result of borrowings to fund outdoor advertising expansion and the continued conversion of travel centers to CITGO and EXXON branding.

     Other income decreased to $146,000 in fiscal year 1999 from $558,000 or 73.8%. This decrease was due to one-time gains on the sale of assets and a subsidiary in fiscal year 1998 not present in 1999.

     Income before taxes decreased 35.2% to $1.1 million for the fiscal year ended January 31, 1999 from $1.7 million for the fiscal year ended January 31, 1998. As a percentage of gross revenues, income before taxes decreased to 3.6% for the fiscal year ended 1999 from 6.4% for the same fiscal period 1998.

     Income taxes were $437,000 for the fiscal year ended January 31, 1999 as compared to $678,000 for the fiscal year ended January 31, 1998, as a result of lower pre-tax income. The effective tax rate for fiscal year 1999 was 39.5% as compared to 38.8% for fiscal year 1998.

     The foregoing factors contributed to the Company's decrease in net income for the fiscal year ended January 31, 1999 to $673,000 as compared to $1.1 million for the fiscal year ended January 31, 1998.

Fiscal 1998 Compared to Fiscal 1997

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

     Cost of goods sold for the travel centers increased 5.6% to $15.0 million for fiscal 1998 from $14.2 million for fiscal 1997. As a percentage of gross sales, cost of goods sold increased slightly to 66.6% from 65.6%, for the respective fiscal periods.

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

     The above factors contributed to an increase in travel center operating income of 6.6% to $1.6 million for the fiscal year ended January 31, 1998 as compared to $1.5 million for the fiscal year ended January 31, 1997.

     Outdoor Advertising. Gross sales from the Company's outdoor advertising increased 40.0% to $4.9 million for fiscal 1998 from $3.5 million in fiscal
1997. The increase was primarily attributable to certain acquired assets, including the outdoor advertising assets of The McCarty Company (formally known as Pony Panels), General Outdoor Advertising, Mesa Outdoor Advertising, and Sweezy Outdoor Advertising Inc., as well as overall rate increases.

     Direct operating expenses related to outdoor advertising consist of direct advertising expenses, which include rental payments to property owners for the use of land on which advertising displays are located, production expenses and selling expenses. Production expenses include salaries for operations personnel and real estate representatives, property taxes, and repairs and maintenance of advertising displays. Selling expenses consist primarily of salaries and commissions for salespersons and travel related to sales. Direct operating expenses increased 19.0% to $2.5 million for the fiscal year ended January 31, 1998 from $2.1 million for the same period in fiscal 1997, principally due to the addition of sales and production personnel, sign rent and repairs and maintenance of advertising displays.

     General and administrative expenses for outdoor advertising consist of salaries and wages for administrative personnel, insurance, legal fees, association dues and subscriptions and other indirect expenses. General and administrative expenses increased 111.7% to $781,000 for the fiscal year ended January 31, 1998 from $369,000 for fiscal 1997. The increase was primarily attributable to increases in administrative personnel, insurance and legal fees due to the acquisition of the assets of The McCarty Company (formally known as Pony Panels) and Sweezy Outdoor Advertising, Inc.

     Depreciation and amortization expenses increased 134.1% to $660,000 for the fiscal year ended January 31, 1998 from $282,000 for fiscal 1997. The increase was primarily attributable to acquisitions of outdoor the advertising assets of The McCarty Company (Pony Panels) on April 1, 1997, General Outdoor Advertising on April 26, 1997, Mesa Outdoor Advertising on April 29, 1997 and Sweezy Outdoor Advertising, Inc. on December 9, 1997.

     The above factors contributed to the increase in outdoor advertising operating income of 31.7% to $926,000 for the fiscal year ended January 31, 1998 as compared to $703,000 for the fiscal year ended January 31, 1997.

     Corporate and Other. General and administrative expenses for corporate and other operations of the Company consist primarily of executive and administrative compensation and benefits, investor relations, and accounting and legal fees. General and administrative expenses increased 3.2% to $480,000 for the fiscal year ended January 31, 1998 from $465,000 for the fiscal year ended January 31, 1997.

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

     Depreciation and amortization expenses for the Company's corporate and other operations consist of depreciation associated with the corporate headquarters and furniture and fixtures related thereto. Depreciation and amortization decreased 10.4% to $121,000 for fiscal 1998 as compared to $135,000 for fiscal 1997.

     Interest expense increased 6.5% to $722,000 for the fiscal year ended January 31, 1998 from $678,000 for the fiscal year ended January 31, 1997, as a result of borrowings to fund outdoor advertising expansion and the continued conversion of travel centers to CITGO branding.

     Income before taxes increased 13.3% to $1.7 million for the fiscal year ended January 31, 1998 from $1.5 million for the fiscal year ended January 31, 1997. As a percentage of gross revenues, income before taxes increased to 6.2% for the fiscal year ended 1998 from 6.0% for the same fiscal period 1997.

     Income taxes were $678,000 for the fiscal year ended January 31, 1998 as compared to $604,000 for the fiscal year ended January 31, 1997, as a result of higher pre-tax income. The effective tax rate for fiscal year 1998 was 38.8% as compared to 40.0% for fiscal year 1997

     The foregoing factors contributed to the Company's increase in net income for the fiscal year ended January 31, 1998 to $1.1 million as compared to $905,000 for the fiscal year ended January 31, 1997.

Liquidity and Capital Resources

     At January 31, 1999, the Company had working capital of $5.5 million as compared to working capital of $5.0 million at January 31, 1998. At January 31, 1999, the Company had a current ratio of 2.74:1 as compared to a current ratio of 2.51:1 at January 31, 1998. The increase in working capital and the current ratio is primarily attributable to an increase in accounts receivable of approximately $516,000 due to a reclass of fire assets and credit cards. The net cash provided by operating activities was $930,000 for the fiscal year ended January 31, 1999 as compared to $1.4 million for fiscal year ended 1998. During fiscal year 1999, there were increases in depreciation and amortization of $745,000, deferred income taxes of $115,000, and changes in other operating assets and liabilities of $1.4 million, net. Accounts receivable increased primarily due to growth from acquisitions totaling approximately $300,000 as well as amounts due from insurance proceeds at fiscal year end. The increase in depreciation and amortization in fiscal 1999 was primarily due to additional display structures associated with the acquisitions as well as structures built, and buildings, machinery and equipment some of which are associated with the renovations at several travel centers. Deferred income taxes increased primarily as a result of book-tax timing differences.

     Net cash used in investing activities decreased to $6.6 million in fiscal 1999 from $7.3 million in fiscal 1998. The decrease is due primarily to asset acquisitions totaling $2.3 million in fiscal year ended January 31, 1999 as compared to $5.8 million in fiscal year ended January 31, 1998. There were also purchases of property and equipment of $4.4 million in fiscal year 1999 as compared to $2.2 million in 1998. Increases in property and equipment were offset by a decrease in proceeds from the sale of certain assets of $21,000 in fiscal year 1999 as compared to $703,000 in fiscal year 1998.

     Net cash provided by financing activities increased to $3.8 million in fiscal 1999 from $2.5 million in fiscal 1998. The increase is due primarily to an increase in net borrowings of $2.3 million in fiscal year 1999 as compared fiscal year 1998 offset by payments for debt acquisitions costs totaling $942,000 in fiscal year 1999. These amounts are net of the effects of $5.6 million in borrowings in exchange for acquisitions reflected as non-cash transactions in the Company's cash flows statements. The increase in the Company's debt is a result of continued expansion of outdoor advertising operations through development and acquisition as well as continued renovations and upgrades at the Company's travel centers.

     As of January 31, 1999, the Company was indebted to various banks and individuals in an aggregate principal amount of approximately $20.3 million under various loans and promissory notes. Land, buildings, equipment, billboards and inventories of the Company secure many of the loans and promissory notes. The loans and promissory notes mature at dates from March 1, 1999 to October 15, 2013 and accrue interest at rates ranging from 7.1 % to 8.9% per annum. On November 10, 1998, the Company entered into a $30.0 million credit agreement with one of its existing lenders. At January 31, 1999, borrowing against this credit agreement was approximately $15.8 million.

     The Company made capital expenditures of approximately $4.4 million and $2.8 million during the fiscal years ended 1999 and 1998, respectively. For the fiscal year ended 1999, these expenditures were made primarily for the construction of a new travel center, upgrades to existing travel centers, and for the construction and acquisition of additional billboard structures. For the fiscal year ended 1998, these expenditures were primarily for upgrades to the Company's travel centers, including the new warehouse facility, and for the construction and acquisition of additional billboard structures. During the next twelve months, the Company anticipates incurring capital expenditures of approximately $825,000 related to travel center operation including approximately $775,000 for upgrades and improvements to existing facilities. With regard to outdoor advertising operations, the Company has plans to build approximately 200 new billboard faces during the fiscal year ending January 31, 2000, at a cost of approximately $1.5 million.

     As of January 31, 1999, approximately $19.0 million of the Company's total indebtedness accrued interest at variable rates tied to the respective bank's prime lending rate. As such, the Company is subject to fluctuations in interest rates that could have a negative impact on the net income of the Company. In addition, it is likely that future indebtedness incurred by the Company will be at variable rates which could impact the Company's ability to consummate significant acquisitions in the future.

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

     The Company has not yet completed its survey of its significant suppliers, vendors, and pertinent institutions to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their Year 2000 issues. The Company will complete its survey by the end of the first quarter of fiscal year 2000. There can be no guarantee that the systems of other companies on which the Company's business relies will be timely converted or that failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company and its operations.

     Costs to Address Year 2000 Issues. The Company estimates over the next twelve months that the costs associated with the implementation plan will not exceed $50,000.

     Risks Associated with Year 2000 Issues. The Company's failure to resolve Year 2000 Issues on or before December 31, 1999 could result in system miscalculations causing disruption in operations, including, among other things, a temporary inability to process transactions, send invoices, determine payments due, send and/or receive e-mail, or engage in similar normal business activities. Additionally, failure of third parties upon whom the Company's business relies to timely remediate their Year 2000 Issues could result in disruptions in the Company's supply of parts and materials, late, missed, or unapplied payments, temporary disruptions in order processing, and other general problems related to the Company's daily operations. The Company presently believes that, with modifications to existing software and conversions to new software, the Year 2000 problem will not pose significant operational problems for the Company. Until the Company receives responses from significant suppliers, vendors, and pertinent institutions, the overall risks associated with the Year 2000 Issue remain difficult to accurately describe and quantify, and there can be no guarantee that the Year 2000 Issue will not have a material adverse effect on the Company and its operations.

     Contingency Plan. The Company has not determined the specific risks that may need to be addressed by a contingency plan. Therefore, the Company has not, to date, implemented a Year 2000 contingency plan. It is the Company's goal to have its internal major Year 2000 Issues resolved and external effects determined by the end of the second quarter of fiscal year 2000. The Company will develop and implement a contingency plan by the end the third quarter of fiscal year 2000, in the event the Company's Year 2000 project should fall behind schedule.

Risk Factors

     The Company does not provide forecasts of potential future financial performance. While the Company's management is optimistic about the Company's long-term prospects, the following issues and uncertainties, among others should be considered in evaluating its growth outlook.

     No Assurance of Successful Expansion. The Company intends to open new travel centers, expand its outdoor advertising operations, and implement gasoline wholesaling activities. Although the Company's existing operations are based primarily in the Southwest, the Company's current expansion plans include consideration of acquisition opportunities in both the Southwest and other geographic regions of the United States. However, there can be no assurance that suitable acquisitions can be identified, and the Company is likely to face competition from other companies for available acquisition opportunities. Any such acquisition would be subject to negotiation of definitive agreements, appropriate financing arrangements, and performance of due diligence. There can be no assurance that the Company will be able to complete such acquisitions, obtain acceptable financing, or any required consent of its bank lenders, or that such acquisitions that are completed can be integrated successfully into the Company's existing operations. The success of the Company's expansion program will depend on a number of factors, including the availability of sufficient capital, the identification of appropriate expansion opportunities, the Company's ability to attract, train, and retain qualified employees and management, and the continuing profitability of existing operations. There can be no assurance that the Company will achieve its planned expansion or that any expansion will be profitable. See "BUSINESS -Growth Strategy."

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

     Dependence on Third Party Relationships. The Company is dependent on a number of third party relationships under which it offers brand name and other products at its travel centers. These brand name relationships include the Company's distributorship relationships with CITGO and EXXON and its existing franchise agreements with Dairy Queen/Brazier and Stuckey's. The Company's existing operations and plans for future growth anticipate the continued existence of such relationships. There can be no assurance that the agreements that govern these relationships will not be terminated. Several of these agreements contain provisions that prohibit the Company from offering additional products or services that are competitive to those of its suppliers. Although the Company does not currently anticipate having to forego a significant business opportunity in order to comply with such agreements, there can be no assurance that adherence to existing agreements will not prevent the Company from pursuing opportunities that management would otherwise deem advisable. The Company also relies upon several at will relationships with various third parties for much of its souvenir and gift merchandise. Although the Company believes it has good relationships with its suppliers, there can be no assurance that the Company will be able to maintain relationships with suppliers of suitable merchandise at appropriate prices and in sufficient quantities. See "BUSINESS - Business Operations."

     Possible Adverse Impact of Competition. The Company's travel centers face competition from major and independent oil companies; independent service station operators; national and independent operators of restaurants, diners and other eating establishments; and national and independent operators of convenience stores and other retail outlets. In its outdoor advertising operations, the Company faces competition for advertising revenues from other outdoor advertising companies, as well as from other media such as radio, television, print media and direct mail marketing. The Company also competes with a wide variety of other out-of-home advertising media, the range and diversity of which has increased substantially over the past several years, including advertising displays in shopping centers and malls, airports, stadiums, movie theaters and supermarkets. Some of the Company's competitors, including major oil companies and convenience store operators, are substantially larger, better capitalized, and have greater name recognition and access to greater resources than the Company. There can be no assurance that the Company's travel centers and outdoor advertising operations will be able to compete successfully in their respective markets in the future. See "BUSINESS Competition."

     Seasonality and Other Factors; Quarterly Fluctuations. The travel center portion of the Company's business is somewhat seasonal, and revenues may be affected by many factors, including weather, holidays and the price of alternative travel modes. The Company's revenues and earnings may experience substantial fluctuations from quarter to quarter.

     Potential Adverse Effects of Government Regulation of Travel Centers. Each of the Company's food service operations is subject to licensing and regulation by a number of governmental authorities, including regulations relating to health, safety, cleanliness and food handling, as well as federal and state laws governing such matters as working conditions, overtime, tip credits and minimum wages. The Company's travel center operations are also subject to extensive laws and regulations governing the sale of tobacco and fireworks in its New Mexico travel centers. Such regulations include certain mandatory licensing procedures and the ongoing compliance measures, as well as special sales tax measures. The Company believes that operations at fourteen travel centers comply with all applicable licensing and regulatory requirements. Any failure to comply with applicable regulations, or the adoption of additional regulations or changes in existing regulations could impose additional compliance costs on the Company, require a cessation of certain activities or otherwise have a material adverse effect on the Company's business and results of operations. See "BUSINESS Regulation."

     Environmental Risks. The Company is subject to federal, state and municipal laws and regulations governing the use, storage, handling, and disposal of its petroleum products. Specifically, the federal government has issued more stringent regulations governing the storage of petroleum products with which the Company was required to comply by December 1998. Although the Company believes that its activities comply with the current standards prescribed by law and the Company has already completed certain renovations of its facilities to satisfy the federal government's enacted regulations, the risk of accidental contamination to the environment or injury can not be eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the available resources of the Company. The Company could be required to incur significant costs to comply with environmental laws and regulations that may be enacted in the future. See "BUSINESS - Regulation."

     Potential Adverse Effects of Government Regulation of Outdoor Advertising. Outdoor advertising displays are subject to regulation by federal, state, and local governmental agencies. These regulations, in some cases, limit the height, size, and location of billboards and, in limited circumstances, regulate the content of the advertising copy displayed on the billboards, particularly with respect to tobacco advertising. Some governmental regulations prohibit the construction of new billboards or the replacement, relocation, enlargement, or upgrading of existing structures. Some cities have adopted amortization ordinances under which, after the expiration of a specified period of time, billboards must be removed at the owner's expense and without the payment of compensation. Due to the location of its billboard structures outside smaller metropolitan and rural areas, the Company has not been materially affected by such ordinances to date. However, there can be no assurance that the Company's billboard structures will not become subject to similar ordinances in the future. Ordinances requiring the removal of a billboard without compensation, whether through amortization or otherwise, are being challenged in various state and federal courts with conflicting results. Although, to date, the Company has been adequately compensated for any of its structures removed at the direction of governmental authorities, future changes in such regulations as well as others applicable to the Company's outdoor advertising operations, could have a material adverse effect on the Company's business and results of operations. See "BUSINESS - Regulation."

Other Uncertainties

     Other operating, financial or legal risks or uncertainties are discussed in this Form 10-K in specific context and the Company is subject to the financial or legal risks or uncertainties discussed in other documents filed by the Company with the Securities and Exchange Commission. In addition, the Company is, of course, also subject to general economic risks, and other risks and uncertainties.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The principal market risks to which the Company is exposed to are interest rates on the Company's debt. The Company's interest sensitive liabilities are its debt instruments. Variable interest on short-term debt equals LIBOR plus the applicable margin. Long-term debt bears interest at variable rates based primarily on the prime rate. Because the prime rate or LIBOR may increase or decrease at any time, the Company is exposed to market risk as a result of the impact that changes in these base rates may have on the interest rate applicable to borrowings. Increases (decreases) in the interest rates applicable to borrowings would result in increased (decreased) interest expense and a reduction (increase) in the Company's net income and after tax cash flow. Management does not, however, believe that any risk inherent in the variable rate nature of its debt is likely to have a material effect on the Company's financial position or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Following on next page.

                           BOWLIN OUTDOOR ADVERTISING
                          & TRAVEL CENTERS INCORPORATED
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                            January 31, 1999 and 1998

                   (With Independent Auditors' Report Thereon)

                           BOWLIN OUTDOOR ADVERTISING
                          & TRAVEL CENTERS INCORPORATED
                                AND SUBSIDIARIES

                                Table Of Contents





                                                                            Page

Independent Auditors' Report                                                  26

Financial Statements:

      Consolidated Balance Sheets                                             27
      Consolidated Statements of Income                                       28
      Consolidated Statements of Stockholders' Equity                         29
      Consolidated Statements of Cash Flows                              30 - 31

Notes to Consolidated Financial Statements                               32 - 48

                          Independent Auditors' Report




The Board of Directors
BOWLIN Outdoor Advertising
    & Travel Centers Incorporated:


We have audited the accompanying consolidated balance sheets of BOWLIN Outdoor Advertising & Travel Centers Incorporated and subsidiaries as of January 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended January 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BOWLIN Outdoor Advertising & Travel Centers Incorporated and subsidiaries as of January 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 1999, in conformity with generally accepted accounting principles.


                                    KPMG LLP
Albuquerque, New Mexico
April 3, 1999

                           BOWLIN OUTDOOR ADVERTISING
                          & TRAVEL CENTERS INCORPORATED
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                            January 31, 1999 and 1998

                                  Assets                                            1999                1998
                                                                              -----------------   ------------------

Current assets:
    Cash and cash equivalents                                              $         2,198,520            4,053,330
    Accounts receivable, net                                                         1,510,157              579,216
    Notes receivable - related parties, current maturities (note 2)                                          30,029
                                                                                        12,637
    Inventories                                                                      3,688,992            3,153,688
    Prepaid expenses                                                                   703,321              448,172
    Income taxes                                                                       530,796               89,993
    Other current assets                                                                 9,051               10,958
                                                                              -----------------   ------------------

               Total current assets                                                  8,653,474            8,365,386
                                                                              -----------------   ------------------

Notes receivable - related parties, less current maturities (note 2)                       875               20,016
Property and equipment, net (notes 3, 5, 6 and 7)                                   26,424,741           16,197,471
Intangibles, net (note 4)                                                            2,338,229            1,200,302
Other assets                                                                            72,037               76,141
                                                                              -----------------   ------------------

               Total assets                                                $        37,489,356           25,859,316
                                                                              =================   ==================

                   Liabilities and Stockholders' Equity

Current liabilities:
    Short-term borrowing, bank (note 6)                                    $                 -              745,000
    Accounts payable                                                                 1,393,100            1,350,626
    Long-term debt, current maturities (note 7)                                      1,248,078              779,179
    Accrued salaries                                                                   176,588              134,001
    Accrued liabilities                                                                340,310              321,850
                                                                              -----------------   ------------------

               Total current liabilities                                             3,158,076            3,330,656
Deferred income taxes (note 10)                                                        427,000              177,300
Long-term debt, less current maturities (note 7)                                    19,004,046            8,123,736
                                                                              -----------------   ------------------

               Total liabilities                                                    22,589,122           11,631,692
                                                                              -----------------   ------------------
Stockholders' equity:
    Common stock, $.001 par value; authorized 100,000,000
       shares; outstanding 4,384,848 (note 8)                                            4,385                4,385
    Additional paid-in capital                                                      11,604,303           11,604,303
    Retained earnings                                                                3,291,546            2,618,936
                                                                              -----------------   ------------------

               Total stockholders' equity                                           14,900,234           14,227,624
Commitments and contingencies (notes 11 and 12)
                                                                              -----------------   ------------------

               Total liabilities and stockholders' equity                  $        37,489,356           25,859,316
                                                                              =================   ==================

See accompanying notes to consolidated financial statements.


                           BOWLIN OUTDOOR ADVERTISING
                          & TRAVEL CENTERS INCORPORATED
                                AND SUBSIDIARIES

                        Consolidated Statements of Income

                                                                        Year ending January 31,
                                                     --------------------------------------------------------------
                                                            1999                 1998                  1997
                                                     -------------------   ------------------   -------------------

Gross sales                                       $          30,578,015           27,439,398            25,150,931
Less discounts on sales                                         283,264              279,943               303,000

                                                     -------------------   ------------------   -------------------

           Net sales                                         30,294,751           27,159,455            24,847,931
Cost of goods sold                                           18,848,146           17,531,203            16,340,375
                                                     -------------------   ------------------   -------------------

                Gross profit                                 11,446,605            9,628,252             8,507,556

General and administrative expense                           (7,479,568)          (6,567,940)           (6,115,350)
Other operating income                                            7,345               89,732               379,228
Depreciation and amortization                                (1,895,035)          (1,149,694)             (779,571)
                                                     -------------------   ------------------   -------------------

                Operating income                              2,079,347            2,000,350             1,991,863

Other income (expense):
    Interest income                                             128,446             268,555                138,885
    Gain on sale of property and equipment                       10,580             200,600                 55,679
    Interest expense                                         (1,108,263)           (722,117)              (677,746)
                                                    -------------------   ------------------   -------------------

                Total other income (expense)                  (969,237)            (252,962)              (483,182)
                                                    -------------------   ------------------   -------------------

                Income before income taxes                    1,110,110           1,747,388              1,508,681

Income taxes (note 10)                                          437,500             678,200                603,472
                                                     -------------------   ------------------   -------------------

Net income                                        $             672,610           1,069,188                905,209
                                                     ===================   ==================   ===================

Basic and diluted earnings per share              $                0.15                0.24                   0.26
                                                     ===================   ==================   ===================


See accompanying notes to consolidated financial statements.

                           BOWLIN OUTDOOR ADVERTISING
                          & TRAVEL CENTERS INCORPORATED
                                AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                                             Number         Common       Additional
                                               of           stock,        paid-in       Retained
                                             shares         at par        capital       earnings        Total
                                           -----------   -------------  -------------  ------------   -----------

Balance at January 31, 1996                  3,050,427    $      3,051    3,806,220       993,912      4,803,183
Net income                                           -               -            -       905,209        905,209
Cash dividends on common
    stock, $.02 per share                            -               -            -       (50,600)       (50,600)
Stock dividends issued on common stock
    and sale of fractional shares              191,799              192     301,596      (298,773)         3,015
Issuance of common stock                       141,159              141     221,967              -       222,108
Redemption of previously issued
    shares (note 8)                            (98,537)             (99)   (154,945)             -      (155,044)
Contributed services                                 -                -     155,044              -       155,044
Initial public offering of common stock,
    net of expenses                          1,100,000            1,100   7,274,421              -     7,275,521
                                            -----------    ------------ -------------  ------------   -----------

Balance at January 31, 1997                  4,384,848            4,385  11,604,303       1,549,748   13,158,436
Net income                                           -                -           -       1,069,188    1,069,188
                                            -----------    ------------ -------------  ------------   -----------

Balance at January 31, 1998                  4,384,848            4,385  11,604,303      2,618,936    14,227,624
Net income                                           -                -           -        672,610       672,610
                                            -----------    ------------ -------------  ------------  ------------

Balance at January 31, 1999                  4,384,848     $      4,385  11,604,303      3,291,546    14,900,234
                                            ===========    ============ ============   ============  ============



See accompanying notes to consolidated financial statements

                           BOWLIN OUTDOOR ADVERTISING
                          & TRAVEL CENTERS INCORPORATED
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                            Year ending January 31,
                                                              ----------------------------------------------------
                                                                   1999              1998               1997
                                                              ----------------  ----------------   ---------------

Cash flows from operating activities:
    Net income                                               $         672,610         1,069,188           905,209
    Adjustments to reconcile net income to
      net cash provided by operating activities:
        Depreciation and amortization                                1,895,035         1,149,694           779,571
        Income from partnership investment                              (3,025)                -            (9,504)
        Gain on sale of assets                                         (10,580)         (200,600)          (55,679)
        Deferred income taxes                                          249,700           134,700            42,600
        Imputed interest                                                27,049                 -                 -
        Minority interest                                                    -          (205,366)          (21,225)
        Changes in operating assets and liabilities,
          net of effects from acquisitions:
             Accounts receivable                                      (874,690)         (139,851)         (171,442)
             Inventories                                              (535,304)         (397,098)         (605,584)
             Prepaid expenses and other current assets                (153,711)           28,230          (130,658)
             Accounts payable and accrued liabilities                  103,521           194,328          (244,989)
             Income taxes                                             (440,803)         (235,065)          145,072
                                                               ----------------  ----------------   ---------------

                Net cash provided by operating activities              929,802         1,398,160           633,371
                                                               ----------------  ----------------   ---------------
Cash flows from investing activities:
    Capital received from (contributed to) partnership                       -           (4,205)            13,000
    Proceeds from sale/condemnation of assets                           20,813           703,201           376,973
    Business acquisitions                                           (2,312,232)       (5,845,000)                -
    Purchases of property and equipment                             (4,366,462)       (2,208,435)       (2,343,058)
    Franchise fee payments                                             (25,000)                -                 -
    Disbursements on notes receivable                                        -                 -          (195,813)
    Collections on notes receivable                                     43,196             6,168            99,258
                                                               ----------------  ----------------   ---------------

                Net cash used in investing activities               (6,639,685)       (7,348,271)       (2,049,640)
                                                               ----------------  ----------------   ---------------
Cash flows from financing activities:
    Short-term borrowings, net                                        (745,000)          745,000          (149,000)
    Payments on long-term debt                                        (665,720)       (1,015,530)       (4,660,892)
    Payments for debt issuance costs                                  (941,649)                -           (84,794)
    Proceeds from borrowings                                         6,207,442         2,755,000         4,778,052
    Proceeds from issuance of common stock                                   -                 -           222,108
    Redemption of previously issued shares                                   -                 -          (155,044)
    Proceeds from sale of fractional
      shares of common stock sold in conjunction
      with stock dividend                                                    -                 -             3,015
    Dividends paid                                                           -                 -           (50,600)
    Proceeds from initial public offering of common stock                    -                 -         8,800,000
    Payment of registration costs associated with
      initial public offering of common stock                                -                 -        (1,369,435)
                                                              ----------------  ----------------   ---------------

                Net cash provided by financing activities            3,855,073         2,484,470         7,333,410
                                                              ----------------  ----------------   ---------------

                                                                                                       (continued)


                           BOWLIN OUTDOOR ADVERTISING
                          & TRAVEL CENTERS INCORPORATED
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                            Year ending January 31,
                                                              ----------------------------------------------------
                                                                   1999              1998               1997
                                                              ----------------  ----------------   ---------------

Net (decrease) increase in cash and cash equivalents        $     (1,854,810)       (3,465,641)         5,917,141
Cash and cash equivalents at beginning of period                   4,053,330         7,518,971          1,601,830
                                                              ----------------  ----------------   ---------------

Cash and cash equivalents at end of period                  $      2,198,520         4,053,330          7,518,971
                                                              ================  ================   ===============
Supplemental disclosure of cash flow information:
    Interest paid                                           $      1,040,446           722,986            678,694
                                                              ================  ================   ===============
    Income taxes paid                                       $        628,603           778,565            415,800
                                                              ================  ================   ===============
    Noncash investing and financing activities:
      Acquisition of land and outdoor advertising assets in
        exchange for long-term debt                         $      5,570,000         1,275,000         1,189,000
                                                              ================  ================   ===============
      Disposition of land and buildings in exchange for
        assumption of long-term debt of subsidiary          $              -        (1,090,910)                -           -
                                                              ================  ================   ===============
      Acquisition of covenant not-to-complete in exchange
        for long-term debt                                  $        210,438           284,763                 -
                                                              ================  ================   ===============
      Stock dividend issued to shareholders                 $              -                 -           298,733
                                                              ================  ================   ===============
      Acquisitions - fair value of assets  acquired and
        liabilities  assumed at the date of the
        acquisitions were as follows:
           Accounts receivable                              $          56,251            73,941                -
           Prepaid expenses                                            99,065            15,057                -
           Billboards                                               2,051,916         4,735,000                -
           Machinery and equipment                                     55,000           163,500                -
           Excess of cost over fair value of
               assets acquired                                              -           863,000                -
           Covenants not-to-compete                                    50,000            10,000                -
           Accounts payable                                                 -           (15,498)               -
                                                              ================  ================   ===============


See accompanying notes to consolidated financial statements.


                           BOWLIN OUTDOOR ADVERTISING
                          & TRAVEL CENTERS INCORPORATED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




(1)  Summary of Significant Accounting Policies
     (a)  Description of Business

          BOWLIN Outdoor Advertising & Travel Centers Incorporated and subsidiaries (the Company) are located in Albuquerque, New Mexico. On August 28, 1996, BOWLIN Outdoor Advertising & Travel Centers, Inc. (BOATC) was incorporated in the state of Nevada. BOATC's articles of incorporation authorize 10,000,000 shares of preferred stock ($.001 par value) which can be issued at the discretion of the board of directors. Pursuant to an agreement and plan of merger effective September 27, 1996, BOWLIN'S, Inc. (BI), which was incorporated in the state of New Mexico on February 20, 1953, was merged with and into BOATC. Under the terms of the agreement, BI shareholders received 211 of the Company's shares for each BI share. Accordingly, the Company issued approximately 3.4 million shares of its common stock for all the outstanding shares of BI stock and all references to the number of shares of common stock have been retroactively restated to reflect the exchange for all periods presented. The transaction was accounted for in a manner similar to a pooling of interests.

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

     (j)  Stock-based Compensation

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

     (k)  Impairment of Long-lived  Assets and Long-lived  Assets to Be Disposed
          Of

          Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount of fair value less costs to sell.

     (l)  Financial Instruments

          The Company's financial instruments are cash and cash equivalents, accounts receivable, notes receivable, accounts payable, short-term borrowings, and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued liabilities, short-term borrowings, and long-term debt approximate fair value.

     (m)  Use of Estimates

          Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     (n)  Reclassification

          Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

     (o)  Earnings Per Share

          Basic earnings per share of common stock is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated in the same manner as basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding, assuming the exercise of all employee stock options that would have had a dilutive effect on earnings per share. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the years ended January 31, 1999, 1998 and 1997 follows:

                                                                                      1999
                                                            ---------------------------------------------------------
                                                                 Income                Shares            Per share
                                                               (numerator)          (denominator)         amount
                                                            ------------------    ------------------   --------------

           Basic EPS - net income                       $            672,610             4,384,848  $       .15
                                                                                                       ==============
           Effect of dilutive securities
           Stock options                                                   -                 2,488
                                                            ==================    ==================

           Diluted EPS - net income                     $            672,610             4,387,336  $       .15
                                                            ==================    ==================   ==============



                                                                                      1998
                                                            ---------------------------------------------------------
                                                                 Income                Shares            Per share
                                                               (numerator)          (denominator)         amount
                                                            ------------------    ------------------   --------------

           Basic EPS - net income                       $          1,069,188             4,384,848  $       .24
                                                                                                       ==============
           Effect of dilutive securities
           Stock options                                                   -                     -
                                                            ==================    ==================

           Diluted EPS - net income                     $          1,069,188             4,384,848  $       .24
                                                            ==================    ==================   ==============

                                                                                      1997
                                                            ---------------------------------------------------------
                                                                 Income                Shares            Per share
                                                               (numerator)          (denominator)         amount
                                                            ------------------    ------------------   --------------

           Basic EPS - net income                       $            905,209             3,440,557  $       .26
                                                                                                       ==============
           Effect of dilutive securities
           Stock options                                                   -                     -
                                                            ==================    ==================

           Diluted EPS - net income                     $            905,209             3,440,557  $       .26
                                                            ==================    ==================   ==============

          Options to purchase 259,000, 301,500 and 338,000 shares of common stock were outstanding during the years ended January 31, 1999 and 1998 and the last month of the year ended January 31, 1997, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire December 2006, were still outstanding at the end of the year ended January 31, 1999.

(2)  Notes Receivable - Related Parties

     Notes receivable - related parties consist of the following at January 31:

                                                                                                                        ,
                                                                              1999                 1998
                                                                      --------------------- --------------------
            Stockholder,  due April 1997, plus interest at 7%,
              unsecured                                           $               10,012              10,012
            Employees,   receivable  in  annual   installments
              totaling $875 plus interest at 10%, unsecured                        3,500              40,033
                                                                      --------------------- --------------------

                  Subtotal                                                        13,512              50,045
            Less current maturities                                               12,637              30,029
                                                                      ===================== ====================

                                                                  $                  875              20,016
                                                                      ===================== ====================


(3)  Property and Equipment

     Property and equipment consist of the following at January 31:

                                                      Estimated life (years)
                                                                                       1999                 1998
                                                      -----------------------    ------------------  -------------------

      Land                                                       -            $         2,371,490           2,208,459
      Buildings and improvements                              10 - 40                   6,502,420           5,851,210
      Machinery and equipment                                  3 - 10                   5,901,088           5,390,278
      Autos, trucks and mobile homes                           3 - 10                   2,047,988           1,739,926
      Billboards on operating leases                          15 - 20                  19,886,104          10,835,449
      Billboards                                              15 - 20                     817,819             817,819
                                                      =======================    ------------------  -------------------

                Subtotal, at cost                                                      37,526,909          26,843,141
      Less accumulated depreciation                                                   (13,119,953)        (11,476,469)
      Construction in progress                                                          2,017,785             830,799
                                                                                 ==================  ===================

                                                                              $        26,424,741          16,197,471
                                                                                 ==================  ===================

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

(4)  Intangible Assets

     Intangible assets, at cost, consist of the following at January 31:

                                                                              1999                 1998
                                                                      --------------------- --------------------
        Excess of purchase price over fair value of assets
            acquired                                              $              863,000             863,000
        Covenants not-to-compete                                                 555,201             294,763
        Franchise fees                                                           234,500             209,500
        Loan commitment fees                                                     941,649                   -
                                                                      --------------------- --------------------

                                                                               2,594,350           1,367,263
        Less accumulated amortization                                           (256,121)           (166,961)
                                                                      ===================== ====================

        Intangible assets, net                                    $            2,338,229           1,200,302
                                                                      ===================== ====================

     During the year ended January 31, 1999, the Company paid $941,949 in loan commitment fees in connection with a new credit agreement entered into with the Company's bank. These fees will be amortized over the terms of the respective borrowings on the straight-line method for the revolving portion and the effective interest method for the term note portion of the agreement.

(5)  Billboard Rental Income

     Included in property and equipment in the consolidated balance sheets of the Company are billboards on operating leases. The billboards are owned by the Company and the advertising space is leased to others. See note 12 regarding land leased from others by the Company for billboard use.

     Minimum future rental income on non-cancelable billboard leases in effect as of January 31, 1999 are as follows:


                                          Year ending January 31,
                              -------------------------------------------------

                                                    2000                      $        4,448,493
                                                    2001                               1,138,121
                                                    2002                                 145,161
                                                    2003                                  25,464
                                                    2004                                   3,551
                                                                                  -----------------

                                                    Total                     $        5,760,790
                                                                                  =================


(6)  Short-term Borrowing, Bank

     In November 1998, the Company entered into a credit agreement with one of its existing lenders including a line of credit in the amount of $10,000,000 to fund purchases of existing outdoor advertising business and/or billboard properties and a working capital line of $2,000,000. Each note will bear interest based on the LIBOR 90 day rate index. As of January 31, 1999, there were no amounts drawn on this credit agreement.

     The Company had an available financing agreement with a bank that permitted the Company to borrow up to $10.5 million at terms established upon execution of the agreement. As of January 31, 1998, there were no amounts drawn on this financing agreement.

     The Company had an available billboard construction bank line of credit arrangement totaling $1,000,000 which matured in May 1998 and interest was payable monthly at the prime rate plus 1 percent. The Company had drawn $745,000 as of January 31, 1998. Borrowings under this line of credit were limited to six times the trailing cash flow from existing billboards not financed by this facility less the balance outstanding on another note to the bank. The line was secured by billboards and inventory.

(7)  Long-term Debt

     Long-term debt is as follows:

                                                                                         1999               1998
                                                                                -----------------  -----------------

     Due bank,  maturity  November 2005,  variable interest (7.50% at January
         31, 1999), monthly  installments of $143,114,  secured by buildings,
         equipment, and billboards                                              $      11,858,362                  -
     Due bank,  maturity  November 2005,  variable interest (7.07% at January
         31, 1999),  interest only through November 1999 monthly installments
         of $15,000, secured by billboards                                              2,500,000                  -
     Due bank,  maturity  January 2006,  variable  interest (7.15% at January
         31, 1999),  interest only through January 2000, monthly installments
         of $8,300, secured by billboards                                               1,500,000                  -
     Due bank,  maturity  October 2013,  variable  interest (7.75% at January
         31,  1999),  monthly  installments  of  $9,860,  secured by land and
         buildings                                                                        978,428                  -
     Due bank,  maturity  October 2013,  variable  interest (7.75% at January
         31,  1999),  monthly  installments  of  $6,329,  secured by land and
         buildings                                                                        629,740                  -
     Due bank,  maturity April 2007,  variable interest,  secured by mortgage
         and deed of trust                                                                      -          2,363,929
     Due bank, maturity January 2006, variable interest,  secured by mortgage
         and deed of trust                                                                      -          1,463,808
     Due bank, maturity May 2005, variable interest, secured by billboards                      -          1,000,000
     Due  bank,  maturity  February  2003,  variable  interest,   secured  by
         billboards                                                                             -            784,327
     Due bank,  maturity January 2005, variable interest at index rate (7.75%
         at January 31,  1999),  monthly  installments  of $6,883  secured by
         buildings and equipment                                                          694,792            717,876
     Due bank,  maturity  May 2005,  variable  interest at index rate plus .5
         (8.25%  at  January 31,   1999),  monthly  installments  of  $8,614,
         secured by buildings and equipment                                               774,006            810,571





                                                                                         1999               1998
                                                                                   -----------------  -----------------

     Due banks and other  financing  companies,  with maturity  dates ranging from 1999 to 2013.  Most bear interest at  adjustable  rate of 7.75%
         with  certain  fixed rate notes at 8.9%  Monthly  payments  totaling
         $19,188.  Secured by land, buildings, equipment, and inventories       $            933,811            592,156
     Due individuals,  various payment schedules with maturity dates in 2003, including  interest  ranging from 8.00% to 10.00%.  Monthly payments
         totaling $3,818.  Secured by land and buildings                                     168,234            925,485
     Due individuals,  maturity dates in 2008,  including imputed interest at
         8.50%, annual payments totaling $60,000; unsecured                                  214,751            244,763
                                                                                   -----------------  -----------------

                                                                                          20,252,124          8,902,915
     Less current maturities                                                               1,248,078            779,179
                                                                                   -----------------  -----------------

                                                                                $         19,004,046          8,123,736
                                                                                   =================  =================

     Future maturities of long-term debt are as follows:

                                            2000                              $        1,248,078
                                            2001                                       1,594,895
                                            2002                                       1,708,718
                                            2003                                       1,796,995
                                            2004                                       1,831,270
                                            Thereafter                                12,072,168
                                                                                  -----------------

                                                         Total                $       20,252,124
                                                                                  =================

     On November 10, 1998, the Company entered into a credit agreement with one of its existing lenders for a new term note in the amount of $12,000,000 which was used to refinance approximately $8,500,000 of existing borrowings and to provide funds for working capital.

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

     Concurrent with the closing of the initial public offering, the Company issued a five-year non-redeemable option to purchase up to 93,500 shares of common stock at an exercise price equal to 120 percent of the offering price, or $9.60 per share to the underwriter. The option became exercisable in December 1997. As of January 31, 1999, the option has not been exercised.

     On November 12, 1996, the Company entered into an agreement with an outside consultant whereby 98,537 shares of outstanding common stock were returned to the Company without consideration, and the stock certificates were canceled. The shares had been issued in April 1996, in exchange for services rendered in connection with the initial public offering.

(9)  Stock Option Plan

     On September 27, 1996, the Company  adopted the 1996 Stock Option Plan (the
     Plan) pursuant to which the Company's board of directors may grant stock options to officers and key employees. The Plan authorizes grants of options to purchase shares of authorized but unissued common stock up to an amount equal to ten percent of issued and outstanding shares of common stock (438,485 shares as of January 31, 1999). Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All stock options expire in ten years and vest, and become fully exercisable as determined by the board at time of grant.

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

     At January 31, 1999, there were 179,485 additional shares available for grant under the Plan. The per share weighted-average fair value of stock options granted during 1997 was $3.03 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield 0.0 percent, expected volatility of 30 percent, risk-free interest rate of 6.15 percent, and an expected life of 5 years.

     The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below for the years ended January 31, 1999, 1998 and 1997:

                                                                1999                 1998                 1997
                                                          ------------------  -------------------  -------------------

      Net income                      As reported        $           672,610           1,069,188              905,209
                                       Pro forma                     410,971             764,626              707,557

      Earnings  per  basic  and
          diluted share               As reported                        .15                 .24                  .26
                                       Pro forma                         .09                 .17                  .21
                                                          ==================  ===================  ===================

     Pro forma net income reflects only options granted in the year ended January 31, 1997.

     During the years ended January 31, 1999 and 1998, no options were granted, exercised or expired, however, 42,500 and 60,500 options were forfeited, respectively. Thus, 259,000 options are outstanding as of January 31, 1999. During the year ended January 31, 1997, no options were exercised, forfeited or expired.

     At January 31, 1999, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $8.00 - $8.80 and
     7.88 years, respectively.

     At January 31, 1999, 16,000 of the options granted are exercisable.

(10) Income Taxes

     Income taxes consist of the following for the years ended January 31:

                                                      Current               Deferred                Total
                                                 ------------------    --------------------   -------------------

           1999:
               U.S. Federal                  $            156,500               208,000                364,500
               State and local                             31,300                41,700                 73,000
                                                 ==================    ====================   ===================

                                             $            187,800               249,700                437,500
                                                 ==================    ====================   ===================

           1998:
               U.S. Federal                  $            452,800               112,200                565,000
               State and local                             90,700                22,500                113,200
                                                 ==================    ====================   ===================

                                             $            543,500               134,700                678,200
                                                 ==================    ====================   ===================

           1997:
               U.S. Federal                  $            472,072                35,500                507,572
               State and local                             88,800                 7,100                 95,900
                                                 ==================    ====================   ===================

                                             $            560,872                42,600                603,472
                                                 ==================    ====================   ===================

     Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income as a result of the following factors:

                                                                     Year ending January 31,
                                                 ----------------------------------------------------------------
                                                       1999                   1998                   1997
                                                 ------------------    --------------------   -------------------

           Computed "expected" tax           $            377,437               594,112                512,915
           State income taxes, net of
               federal tax benefit                         48,175                74,682                 64,446
           Other                                           11,888                 9,406                 26,075
                                                 ==================    ====================   ===================

                     Total                   $            437,500               678,200                603,472
                                                 ==================    ====================   ===================

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows at January 31:

                                                                              1999                 1998
                                                                      --------------------- --------------------

        Deferred tax assets:
            Compensated absences, principally due to accrual for
              financial reporting purposes                            $           18,540              24,824
            Other                                                                 15,600              11,700
                                                                      --------------------- --------------------

                  Total gross deferred tax assets                                 34,140              36,524
        Less valuation allowance                                                       -                   -
                                                                      --------------------- --------------------

                  Net deferred tax assets                             $           34,140              36,524
                                                                      --------------------- --------------------

        Deferred tax liabilities:
            Property and equipment, principally due to
              differences in depreciation                             $         (456,040)           (211,824)
            Other                                                                 (5,100)             (2,000)
                                                                      --------------------- --------------------

                  Total gross deferred liabilities                    $         (461,140)           (213,824)
                                                                      ===================== ====================

                  Net deferred tax liability                          $         (427,000)           (177,300)
                                                                      ===================== ====================

     There was no valuation allowance for deferred tax assets as of February 1, 1998, 1997 or 1996. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

(11) Profit Sharing Plan

     The Company maintains a qualified defined contribution profit sharing plan that covers substantially all employees. The plan year end is December 31. The elected salary reduction is subject to limits as defined by the Internal Revenue Code. The Company provides a matching contribution and additional discretionary contributions as determined by resolution of the board of directors. Legal and accounting expenses related to the plan are absorbed by the Company. The Company's contributions to the profit sharing plan were $54,419, $56,974 and $49,520 in fiscal 1999, 1998 and 1997, respectively.

(12) Commitments and Contingencies

     As of January 31, 1999, approximately $425,000 of costs representing the net carrying value of assets destroyed by a fire at the Company's headquarters during November 1998 and certain replacement costs incurred through January 31, 1999 are included in accounts receivable. The estimated total proceeds from insurance coverage are expected to exceed the carrying value of the assets destroyed and will be recorded when the amount becomes reasonably estimable.

     The  Company  leases  land at several of its  retail  operating  locations.
     Included in general and administrative expenses in the accompanying consolidated statements of income is rental expense for these land leases of $370,761, $306,283 and $286,752 for the years ended January 31, 1999,
     1998 and 1997, respectively.

     The leasing agreements for the various locations include 5-35 year leases with remaining lives on those leases ranging from approximately 5-25 years at January 31, 1999. Renewal options vary, with the most extensive including three 5-year renewal options. Contingent rentals are generally based on percentages of specified gross receipts. Several leases include terms for computation of rent expense as the greater of a percent of gross receipts or a percent of land value as defined by the lease. In most cases, the Company is responsible for certain repairs and maintenance, insurance, property taxes or property tax increases, and utilities.

     Future minimum rental payments under these leases are as follows:


                                          Year ending January 31,
                              -------------------------------------------------

                                                2000                          $          169,758
                                                2001                                     138,258
                                                2002                                     118,258
                                                2003                                     118,258
                                                2004                                     118,258
                                                Thereafter                               586,116
                                                                                  -----------------

                                                              Total           $        1,248,906
                                                                                  =================

     The Company has entered into various land operating leases for billboard space. These leases require minimum annual rentals and range from terms of 1-5 years. Rent expense was $872,946, $753,926 and $519,314 for the years ended January 31, 1999, 1998 and 1997, respectively. At January 31, 1999 and 1998, the Company had prepaid on these leases in the amounts of $426,128 and $347,612, respectively. See note 5 regarding billboard advertising space leased to others by the Company.

     Minimum future rental payments under these leases are as follows:

                                          Year ending January 31,
                              -------------------------------------------------

                                                2000                          $        1,100,566
                                                2001                                     776,187
                                                2002                                     704,096
                                                2003                                     621,144
                                                2004                                     557,990
                                                Thereafter                               489,068
                                                                                  -----------------

                                                              Total           $        4,249,051
                                                                                  =================

(13) Related Party Transactions (See note 2)

     An individual who is an officer and stockholder in the Company is also an officer and stockholder in Stuckey's Corporation (Stuckey's). The Company paid Stuckey's franchise fees for four stores in the amount of $36,356, $35,690 and $33,468 for January 31, 1999, 1998 and 1997, respectively.
     Franchise fees are included in general and administrative expenses in the accompanying consolidated statements of income.

     During the years ended January 31, 1999 and 1998, wholesale gasoline distribution sales totaling $1,227,681 and $916,733 were sold to a Stuckey's franchise travel center not owned by the Company. The travel center is owned by the daughter of an individual who is a stockholder in the Company.

(14) Segment Information

     Travel center operations, which represents 78 percent of net sales of the Company, and outdoor advertising operations, which represents 22 percent of net sales, are the Company's reportable segments under SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information (SFAS
     131). The travel center segment provides for the retail sale of merchandise, food and gasoline to the traveling public while the outdoor advertising segment operates billboard advertising displays which are situated on interstate highways, primarily in the Southwestern United
     States. No single customer accounted for as much as 10 percent of consolidated revenue in any year.

     Summarized financial information concerning the Company's reportable segments for the respective years ended January 31, is shown in the following table. Prior period information has been restated to conform to the segments described above, which are based on the structure and internal organization of the Company as of January 31, 1999.

                                                     Travel           Outdoor
                                                     Center         Advertising         Corporate
                (in thousands)                     Operations        Operations       and other (1)           Total
                                                 ---------------   ---------------    ---------------    ---------------

                Net sales (2)

                                         1999    $    23,520             6,775                  -             30,295
                                         1998         22,303             4,856                  -             27,159
                                         1997         21,389             3,459                  -             24,848

               Segment operating
                income (3)

                                         1999    $     1,170             1,495               (586)             2,079
                                         1998          1,586               926               (512)             2,000
                                         1997          1,510               703               (221)             1,992






                                                     Travel           Outdoor
                                                     Center         Advertising         Corporate
                (in thousands)                     Operations        Operations       and other (1)           Total
                                                 ---------------   ---------------    ---------------    ---------------

                Depreciation and
                    amortization

                                        1999  $          611             1,178                106              1,895
                                        1998             369               660                121              1,150
                                        1997             363               282                135                780

                Segment assets

                                        1999  $       14,578            17,670              5,241             37,489
                                        1998          11,023             9,525              5,311             25,859
                                        1997           8,277             3,966              9,600             21,843

                Expenditures for
                 segment assets
                 (4)

                                        1999  $        2,546             9,217                280             12,043
                                        1998           1,760             6,526                 96              8,382
                                        1997           1,015               987                147              2,149

          (1)  Corporate   functions   include   certain  members  of  executive
               management, the corporate accounting and finance function and other typical administrative functions.

          (2) There were no inter-segment sales during the years ended January 31, 1999, 1998 or 1997.

          (3) Management does not allocate interest expense, interest income, other non-operating income and expense amounts or income tax expense in the determination of the operating performance of the reportable segments. Therefore, the total segment operating income reported agrees to consolidated operating income for the Company.

          (4) Expenditures for segment assets include assets acquired in exchange for long-term debt which are reported as non-cash investing and financing activities in the consolidated statements of cash flows.

(15) Acquisitions

     The Company completed the acquisitions described below during the years ended January 31, 1999 and 1998. All of the acquisitions have been accounted for as purchases whereby the results of operations of the acquired company have been combined with the Company's operating results since the dates of acquisition. The purchase price has been allocated to the assets acquired based on their estimated fair values with goodwill, if any, representing the excess of cost over the purchase price as indicated below.

     On April 1, 1997, the Company acquired all of the tangible and intangible assets and certain liabilities of the outdoor advertising division of The McCarty Company (McCarty) known as Pony Panels for $4.2 million. A member of the Company's Board of Directors is the majority shareholder of the McCarty Company. The Company paid $1.7 million in cash and financed $2.5 million with bank debt. Pony Panels owns and operates approximately 750
     8-sheet  poster  panels in the  Albuquerque,  New Mexico  metro  area.  The
     Company also entered into a non-compete agreement with the former principals of McCarty for a period of five years from the date of the acquisition. The excess of the purchase price over the net assets acquired (goodwill) of $863,000 recorded in connection with the purchase will be amortized over the estimated benefit period of 15 years.

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

     On December 9, 1997, the Company acquired certain assets of Sweezy Outdoor Advertising (Sweezy) for $1,245,000. The Company paid $245,000 in cash and financed $1 million with bank debt. Sweezy owns and operates approximately 68 painted bulletin faces in the Killeen/Fort Hood area of Texas. No goodwill was recorded in connection with the purchase. In conjunction with the Sweezy acquisition, the Company entered into non-compete agreements with the former principals of Sweezy. One of the principals entered into an agreement for a period of ten years, payable by the Company in ten annual installments of $40,000 beginning in January 1998. The note payable, discounted for imputed interest costs computed at 8.5 percent, is included in long-term debt in the accompanying consolidated balance sheet. Two principals were paid $5,000 each for a non-compete period of one year from the date of acquisition.

     On February 1, 1998, the Company acquired the outdoor advertising assets of Big-Tex Outdoor Advertising (Big-Tex) for $1,575,283. The Company paid $575,283 in cash and financed $1,000,000 with bank debt. Big-Tex owned and operated approximately 285 poster and painted faces in the Brownwood, Texas metro area. The Company also entered into a non-compete agreement with the former principals of Big-Tex for a period of ten years from the date of the acquisition, payable in ten annual installments of $10,000 beginning in February 1999. The note payable, discounted for imputed interest costs computed at 8.5 percent, is included in long-term debt in the accompanying consolidated balance sheet. No goodwill was recorded in connection with the purchase.

     On March 3, 1998, the Company acquired the outdoor advertising assets of Norwood Outdoor, Inc. (Norwood) for $1,020,768. The Company paid $370,768 in cash and financed $650,000 with bank debt. Norwood owned and operated approximately 140 poster and painted bulletin faces in the Brady, Texas metro area. No goodwill was recorded in connection with the purchase.

     On May 1, 1998, the Company purchased the outdoor advertising assets of Edgar Outdoor Advertising Co. (Edgar) for $933,661, which was paid in cash at closing. Edgar owned and operated approximately 62 painted bulletin faces in central Texas. The Company also entered into a non-compete agreement with the former principals of Edgar for a period of ten years from the date of the acquisition. No goodwill was recorded in connection with the purchase.

     On June 1, 1998, the Company purchased the outdoor advertising assets of J & J Sign Company (J & J), located in Silver City, New Mexico. The Company paid $347,947 in cash at closing. J & J owned and operated approximately 40 painted bulletin faces in Southwestern New Mexico. No goodwill was recorded in connection with the purchase.

     On August 14, 1998, the Company purchased the outdoor advertising assets of T & C Outdoor (T & C) in Crowley, Texas for $171,614 in cash. T & C owned and operated approximately 20 faces in central Texas. No goodwill was recorded in connection with the purchase.

     On November 16, 1998, the Company purchased the outdoor advertising assets of Faris Outdoor Advertising (Faris) for $2,563,408. The Company paid $63,408 in cash and financed $2,500,000 with bank debt. Faris owned and operated approximately 132 painted bulletin faces in Fort Worth, Texas. No goodwill was recorded in connection with the purchase.

     On January 4, 1999, the Company purchased the outdoor advertising assets of Big-Tex Outdoor Advertising (Big-Tex Granbury) in Granbury, Texas for $1,549,507. The Company paid $49,507 in cash and financed $1,500,000 with bank debt. Big-Tex Granbury owned and operated approximately 83 painted bulletin faces in the Granbury, Texas area. The Company also entered into a non-compete agreement with the former principals of Big-Tex Granbury for a period of 10 years from the date of the purchase. No goodwill was recorded in connection with the purchase.

     The following unaudited pro forma information presents the combined results of operations for the years ended January 31, 1999 and 1998, as though the acquisitions of Pony Panels, Sweezy, Big-Tex, Norwood, Edgar, Faris and Big-Tex Granbury had occurred on February 1, 1998 and 1997. The unaudited pro forma results do not purport to be indicative of what would have occurred had the acquisitions actually been made as of such date or of results which may occur in the future.

                                                                              1999                 1998
                                                                      --------------------- --------------------

        Dollars in thousands, except per share amounts                               (unaudited)

        Net sales                                                 $               31,204              29,926
                                                                      ===================== ====================

        Net income                                                                   535               1,018
                                                                      ===================== ====================

        Earnings per basic and diluted share                                         .12                 .23
                                                                      ===================== ====================

     Adjustments  made  in  arriving  at the  pro  forma  unaudited  results  of operations include increased interest expense on acquisition debt, depreciation on fixed assets acquired, amortization of goodwill and related tax adjustments.

     The effects of the Company's acquisitions of General, Mesa, J & J and T & C are not material to the combined results of operations of the Company for the years ended January 31, 1999 and 1998.

(16) Subsequent Events

     On February 15, 1999, the Company opened a new travel center located approximately 20 miles west of Albuquerque, New Mexico on Interstate 40.

     On March 1, 1999 the Company purchased the outdoor advertising assets of GDM Outdoor Advertising (GDM) in Tyler, Texas for $1,353,376. The Company paid $3,376 in cash and financed $1,350,000 with bank debt. GDM owned and operated approximately 86 painted bulletin faces in the Tyler, Texas area. The Company also entered into a non-compete agreement with the former principals of GDM for a period of 10 years from the date of purchase.

     The acquisition will be accounted for as a purchase in the year ending January 31, 2000. The purchase price will be allocated to assets acquired based on their estimated fair values. The excess of the purchase price over the net assets acquired, if any, will be amortized over the estimated period of benefit. The purchase price allocation will be determined during the year ending January 31, 2000 when appraisals and other information become available.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Certain information required by Part III is incorporated by reference to the Company's defnitive Proxy statement pursuant to Regulation 14A ("Proxy Statement") relating to the 1999 Annual Meeting of Stockholders.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to the Company's definitive Proxy Statement under the section entitled "Directors and Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the Company's definitive Proxy Statement under the section entitled "Compensation of Executive officers."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the corresponding section of the Company's definitive Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Michael L. Bowlin is the President and Chairman of the Board, and a 25% stockholder in, Stuckey's Corporation ("Stuckey's"), a franchiser of restaurants and specialty stores, including specialty stores located at four of the Company's travel centers. In fiscal year 1999, aggregate franchise and other related fees paid by the company to Stuckey's equaled approximately $36,356.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Exhibits

     The exhibits as indexed below are included as part of this Form 10-K.

(b)  Reports on Form 8-K

     No reports were filed on Form 8-K during the three months ended January 31, 1999.

                                INDEX TO EXHIBITS

    Exhibit                            Description                                          Method
    Number                                                                                 of Filing


      2.3         Purchase Agreement dated February 1, 1998                     (Incorporated by reference;
                  between the Registrant and Big-Tex Outdoor                    previously filed as Exhibit
                  Advertising, Inc.                                             2.3 to the Registrant's Report on
                                                                                Form 10-KSB dated April 26, 1998)

     2.4          Purchase Agreement dated March 2, 1998                        (Incorporated by reference;
                  between the Registrant and Norwood                            previously filed as Exhibit
                  Outdoor, Inc.                                                 2.4 to the Registrant's Report
                                                                                on Form 10-KSB dated
                                                                                April 26, 1998)

     2.5          Purchase Agreement dated May 1, 1998                          (Incorporated by reference;
                  between the Registrant and                                    previously filed as Exhibit
                  Edgar Outdoor Advertising Co.                                 2.5 to the Registrant's Report
                                                                                on Form 10-Q dated June 12,
                                                                                1998)

     2.6         Purchase Agreement dated June 1, 1998                          (Incorporated by reference;
                 between the Registrant and J & J Signs.                        previously filed as Exhibit
                                                                                2.6 to the Registrant's Report
                                                                                on Form 10-Q dated
                                                                                September 11,1998)

     2.7         Purchase Agreement dated November 16,                          (Incorporated by reference;
                 1998 between the Registrant and Faris                          previously filed as Exhibit
                 Outdoor Advertising, Inc.                                      2.7 to the Registrant's Report
                                                                                on Form 10-Q dated December 14, 1998)


     2.8         Purchase agreement dated January 4, 1999                       Filed herewith
                 between the Registrant and Big-Tex Outdoor
                 Advertising Inc. of Granbury, Texas.

     2.9         Purchase  agreement dated March 4, 1999                        Filed  herewith between
                 the Registrant and GDM Outdoor Advertising, Inc.

    10.45        Promissory Note dated as of May 1, 1998,                       (Incorporated by reference;
                 payable by the Registrant to Norwest Bank                      previously filed as Exhibit
                 in the aggregate amount of $3,650.000.                         10.45 to the Registrant's
                                                                                Report on Form 10-Q dated
                                                                                June 12, 1998)

   10.46         Credit Agreement with First Security Bank,                     (Incorporated by reference;
                 dated as of November 10, 1998 granting                         previously filed as Exhibit
                 the Registrant funds in the aggregate                          10.46 to the Registrant's
                 principal amount of $30,000,000                                Report on Form 10-Q dated
                                                                                December 14, 1998)

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

Date:    April 30, 1999

     In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                Signature                                      Date

By: /s/ MICHAEL L. BOWLIN                                     April 30, 1999
    -------------------------------------------------
     Michael L. Bowlin, Chairman of the Board,
     President, CEO and Director (Principal
     Executive Officer)



By: /s/ C. CHRISTOPHER BESS                                   April 30, 1999
    -------------------------------------------------
     C. Christopher Bess, Executive Vice President,
     Chief Operating Officer, and Director

By: /s/ NINA J. PRATZ                                         April 30, 1999
    -------------------------------------------------
     Nina J. Pratz, Senior Vice President, Chief
     Financial Officer, Treasurer and Secretary,
     and Director

By: /s/ ROBERT L. BECKETT                                     April 30, 1999
    -------------------------------------------------
     Robert L. Beckett, Director

By: /s/ JAMES A. CLARK                                        April 30, 1999
  ---------------------------------------------------
     James A. Clark, Director

By: /s/ BRIAN MCCARTY                                         April 30, 1999
    -------------------------------------------------
     Brian McCarty, Director

By: /s/ HAROLD VAN TONGEREN                                   April 30, 1999
    -------------------------------------------------
     Harold Van Tongeren, Director