Form 10-Q
period 1999-04-30
BOWLIN OUTDOOR ADVERTISING & TRAVEL CENTERS INC
filed 1999-06-11
CIK 1020898

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended April 30, 1999

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXHANGE ACT For the transition period from __________ to __________


                         Commission File Number 0-21451

               BOWLIN Outdoor Advertising & Travel Centers Incorporated (Exact name of registrant as specified in its charter)


                    NEVADA                         85-0113644

          (State or other jurisdiction       (IRS Employer Identification
           of incorporation or                No.)
           organization)


          150 LOUISIANA NE
          ALBUQUERQUE, NM                             87108
          (Address of principal                     (Zip Code)
           executive offices)


          Issuer's telephone number, including area code: 505-266-5985


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


As of June 11, 1999, 4,384,848 shares of the issuer's common stock were outstanding.

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES


                                      INDEX


                          PART I. FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------

Item 1         Consolidated Financial Statements

               Consolidated  Balance Sheets as of April 30, 1999
               and January 31, 1999............................................2

               Consolidated  Statements  of Income  for the three
               Months  Ended April 30, 1999 and 1998...........................4

               Consolidated  Statement  of  Stockholders'  Equity
               for the three
               months ended April 30, 1999.....................................5

               Consolidated  Statements of Cash Flows for the
               three Months Ended April 30, 1999 and 1998......................6

               Notes to the Consolidated Financial Statements..................8

Item 2.        Management's  Discussion and Analysis of Financial
               Condition and Results of Operations............................10

Item 3.        Quantitative and Qualitative Disclosures About
               Market Risk....................................................14

                           PART II. OTHER INFORMATION

Item 1.        Legal Proceedings..............................................15

Item 2.        Changes in Securities and Use of Proceeds......................15

Item 3.        Defaults Upon Senior Securities................................15

Item 4.        Submission of Matters to a Vote of Security Holders............15

Item 5.        Other Information..............................................15

Item 6.        Exhibits and Reports on Form 8-K...............................15

               Signatures.....................................................15

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements


                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                     Assets
                        (In thousands, except share data)

                                                                       April 30,                 January 31,
                                                                         1999                       1999
                                                                      (Unaudited)
                                                                  ------------------          ------------------
Current assets:

      Cash and cash equivalents                                    $          1,802            $          2,199
      Accounts receivable, Outdoor Advertising, net                             621                         736
      Accounts receivable, other                                                603                         774
      Notes receivable, related parties                                          12                          12
      Inventories                                                             3,680                       3,689
      Prepaid expenses and other current assets                                 629                         712
      Income taxes                                                              565                         531
                                                                  --------------------       --------------------

      Total current assets                                                    7,912                       8,653



Property & equipment, net                                                    28,942                      26,425

Intangible assets, net                                                        2,279                       2,338

Other assets                                                                     57                          73
                                                                  --------------------       --------------------

      Total assets                                                $          39,190          $           37,489

                                                                 ====================       ====================

                                                                                            (Continued)

                                     BOWLIN
                       OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                     Consolidated Balance Sheets, Continued
                      Liabilities and Stockholders' Equity
                        (In thousands, except share data)


                                                                       April 30,                 January 31,
                                                                         1999                       1999
                                                                      (Unaudited)
                                                                  ------------------         --------------------

Current liabilities:

      Short-term borrowings, bank                                  $            277            $              -

      Accounts payable                                                        1,395                       1,393

      Long-term debt, current maturities                                      1,385                       1,248

      Accrued liabilities                                                       451                         517

                                                                  ------------------         --------------------

      Total current liabilities                                               3,508                       3,158

Deferred income taxes                                                           488                         427

Long-term debt, less current maturities                                      20,258                      19,004
                                                                 --------------------        ---------------------

      Total liabilities                                                      24,254                      22,589


Stockholders' equity
      Common stock, $.001 par value; authorized 100,000,000
      shares; issued and outstanding 4,384,848 shares                             4                           4

      Additional paid-in capital                                             11,604                      11,604

      Retained earnings                                                       3,328                       3,292

                                                                 --------------------        ---------------------
      Total stockholders' equity                                             14,936                      14,900

                                                                 ====================        =====================
      Total liabilities and stockholders' equity                  $          39,190            $         37,489
                                                                 ====================        =====================

                    See accompanying notes to consolidated financial statements

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                        Consolidated Statements of Income
                 (In thousands, except share and per share data)

                                                                              For the Three Months Ended
                                                                  ----------------------------------------------------
                                                                       April 30,                         April 30,
                                                                         1999                              1998
                                                                      (Unaudited)                       (Unaudited)
                                                                  ------------------                 -----------------

Gross sales                                                         $        8,047                    $        7,124
Less discounts on sales                                                         80                                61
                                                                  ------------------                 -----------------
       Net sales                                                             7,967                             7,063


Cost of goods sold                                                           5,014                             4,548
                                                                  ------------------                 -----------------
       Gross profit                                                          2,953                             2,515


General and administrative expenses                                         (1,920)                           (1,686)


Depreciation and amortization                                                 (569)                             (409)

                                                                  ------------------                 -----------------
       Operating income                                                        464                               420


Non-operating income (expense):
       Interest income                                                          23                                28
       Gain on sale of property and equipment                                    5                                 4
       Interest expense                                                       (430)                             (214)
                                                                  ------------------                 -----------------
       Total non-operating income (expense)                                   (402)                             (182)

                                                                  ------------------                 -----------------
Income before income taxes                                                      62                               238


Income taxes                                                                    26                                93
                                                                  ------------------                 -----------------

Net income                                                          $           36                    $          145
                                                                  ==================                 =================

Weighted average common and potential
   dilutive common shares                                                4,384,848                         4,384,848

Earnings per share
       Basic and Diluted                                            $          .01                    $          .03
                                                                  ==================                 =================

                    See accompanying notes to consolidated financial statements.

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity
                        (In thousands, except share data)




                                                     For the Three Months Ended April 30, 1999
                                                     -----------------------------------------
                                                        Common       Additional
                                        Number          stock,         paid-in         Retained
                                      of shares         at par         capital         earnings           Total
                                     -----------       --------     ------------      ----------         -------

Balance at January 31, 1999           4,384,848        $      4      $   11,604        $  3,292          $ 14,900


Net income (unaudited)                                                                       36                36

                                    ------------------------------------------------------------------------------
Balance at April 30, 1999             4,384,848        $      4      $   11,604        $  3,328         $  14,936
                                    ==============================================================================





















                    See accompanying notes to consolidated financial statements.

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                   For the Three Months Ended
                                                                            ------------------------------------------
                                                                                April 30,                 April 30,
                                                                                  1999                      1998
                                                                               (Unaudited)               (Unaudited)
                                                                            -----------------          ---------------
Cash flows from operating activities:
      Net income                                                              $           36             $        145
      Adjustments to  reconcile  net income to net cash
        provided by operating activities:
             Depreciation and amortization                                               569                      409
             Amortization of loan fees                                                    32                        -
             Provision for bad debts                                                       9                        -
             Gain on sales of property and equipment                                      (5)                      (4)
             Deferred income taxes                                                        61                       38
             Imputed interest                                                              3                        8
             Changes in operating assets and liabilities                                  52                     (406)
                                                                            -----------------          ---------------
                       Net cash provided by operating activities                         757                      190

Cash flows from investing activities:
      Proceeds from sale of assets                                                        19                        8
      Business acquisitions (note 2)                                                  (1,516)                  (2,565)
      Purchases of property and equipment, net                                        (1,560)                    (365)
      Proceeds from insurance                                                            236                        -
      Proceeds on notes receivable, net                                                    2                       22
                                                                            -----------------          ---------------
                   Net cash used in investing activities                              (2,819)                  (2,900)

Cash flows from financing activities:
      Borrowings on short-term debt                                                      277                      165
      Borrowings on long-term debt                                                     1,750                    2,690
      Payments on short-term debt                                                          -                     (745)
      Payments on long-term debt                                                        (362)                    (175)
                                                                            -----------------          ---------------
                   Net cash provided by financing activities                           1,665                    1,935



Net decrease in cash and cash equivalents                                               (397)                   (775)
Cash and cash equivalents at beginning of period                                       2,199                   4,054
                                                                            -----------------          ---------------

Cash and cash equivalents at end of period                                             1,802                   3,279
                                                                            =================          ===============

                                                                                                       (Continued)






                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, Continued
                                 (In thousands)


-                                                                          April 30,                 April 30,
                                                                              1999                      1998
                                                                          (Unaudited)               (Unaudited)
                                                                        -----------------         -----------------

Supplemental disclosure of cash flow information:


Noncash investing and financing activities:
         Acquisition of covenants not-to-compete
            In exchange for long-term debt                                $           -             $          130
                                                                        =================         =================

     Acquisitions:
         Fair value of assets  acquired and  liabilities  assumed at the date of the acquisitions were as follows:
            Accounts receivable                                          $            -             $           34
            Prepaid expenses                                                           3                        31
            Billboards                                                             1,463                     2,445
            Covenants not to compete                                                  50                         -
            Vehicles and equipment                                                     -                        55
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

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


1. The consolidated financial statements for the three months ended April 30, 1999 and 1998 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-K for the fiscal year ended January 31, 1999. Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation. Results of operations for interim periods are not necessarily indicative of results that may be expected for the year as a whole.

2. On February 15, 1999, the Company opened a new travel center located approximately 20 miles west of Albuquerque, New Mexico on Interstate 40. The 6,000 square foot store features a state of the art convenience store and an "old-time" trading post. This location features EXXON branded gasoline.

3. Acquisitions. On March 1, 1999 the Company purchased the outdoor advertising assets of GDM Outdoor Advertising (GDM) located in Tyler, Texas for $1,353,376. The Company financed $1,350,000 with bank debt and paid $3,376 in cash. GDM owned and operated approximately 86 painted bulletin faces in central Texas.

     On April 30, 1999 the Company purchased the outdoor advertising of Borderline Outdoor Advertising, Inc. (Borderline) located in Bedford, Texas for $162,575. The Company financed $150,000 and paid $12,575 in cash. Borderline owned and operated approximately six painted bulletin faces in central Texas.

     The acquisitions were accounted for as purchase transactions. The purchase price was allocated to the assets acquired based on their estimated fair values and no goodwill was recorded in connection with the purchases.

     The following unaudited proforma consolidated results of operations have been prepared as if the acquisition of GDM occurred on February 1, 1998. The effect of the Company's acquisition of the assets of Borderline is not material to the combined results of operations of the Company.

                     (in thousands except per share amounts)

                                                                Three Months Ended
                                                                      April 30
                                                                    (unaudited)
                                                              1999                 1998
                                                              ----                 ----

                           Gross sales                      $ 8,056             $ 7,152
                                                            =======             =======

                           Net income                       $    27             $   117
                                                            =======             =======

                           Earnings per basic and
                                diluted share               $   .01             $   .03
                                                            =======             =======


     The proforma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

4. Segment Information: Travel center operations, which represents 77 percent of net sales of the Company, and outdoor advertising operations, which represents 23 percent of net sales, are the Company's reportable segments under SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information (SFAS 131). The travel center segment provides for the retail sale of merchandise, food and gasoline to the traveling public while the outdoor advertising segment operates billboard advertising displays which are situated on interstate highways, primarily in the Southwestern United States. No single customer accounted for as much as 10 percent of consolidated revenue in any period.

     Summarized  financial  information   concerning  the  Company's  reportable
     segments as of and for the respective periods ended April 30, are shown in the following table.

                                                     Travel           Outdoor
                                                     Center         Advertising         Corporate
                    (in thousands)                 Operations        Operations        and other (1)          Total
                                                 ---------------   ---------------    ---------------    ---------------


                    Net sales (2)

                                         1999    $      6,129             1,838                  -              7,967
                                         1998           5,491             1,572                  -              7,063

                    Segment operating
                       income(3)

                                         1999    $        275               347               (158)               464
                                         1998             169               388               (137)               420

                      Depreciation and
                          amortization

                                         1999    $        133               412                 24                569
                                         1998             141               241                 27                409

                      Segment assets

                                         1999    $     15,394            18,950              4,846             39,190
                                         1998          13,424            10,103              4,533             28,060

                      Expenditures for segment
                          assets (4)

                                         1999    $        849             1,956                253              3,058
                                         1998             209             2,371                 10              2,590


          (1)  Corporate   functions   include   certain  members  of  executive
               management, the corporate accounting and finance function and other typical administrative functions.

          (2) There were no inter-segment sales during the periods ended April 30, 1999 or 1998.

          (3) Management does not allocate interest expense, interest income, non-operating income and expense amounts or income tax expense in the determination of the operating performance of the reportable segments. Therefore, the total segment operating income reported agrees to consolidated operating income for the Company.

          (4) Expenditures for segment assets include assets acquired in exchange for long-term debt which are reported as non-cash investing and financing activities in the consolidated statements of cash flows.

5. Contingency. In November 1998, a fire at the Company's headquarters destroyed certain buildings and equipment, all of which were covered by insurance. A balance of $62,000 is included in accounts receivable, other that represents the net carrying value of the assets destroyed less proceeds received from insurance through April 30, 1999. The estimated total proceeds from insurance coverage are expected to exceed the carrying value of the assets destroyed and management expects to record a gain when the amount becomes reasonable estimable.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following is a discussion of the consolidated financial condition and results of operations of the Company as of and for the two fiscal periods ended April 30, 1999 and 1998. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the related Notes included in the Company's Form 10-K for the fiscal year ended January 31, 1999.

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

The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to those discussed.

Results of Operations

The following table presents certain income and expense items derived from the Consolidated Statements of Income for the three months ended April 30 (unaudited and amounts in thousands):

                                                                                            % Incr/
                                                     1999                 1998               (Decr)
                                                     ----                 ----               ------
Travel centers:
      Gross sales                                $        6,209       $        5,552           11.8%
      Discounts on sales                                     80                   61           31.1%
                                                ----------------     ----------------
      Net sales                                           6,129                5,491           11.6%
      Cost of sales                                       4,213                3,856            9.3%
                                                ----------------     ----------------
                                                          1,916                1,635           17.2%
      General and administrative expenses                 1,508                1,325           13.8%
      Depreciation and amortization                         133                  141           (5.7%)
                                                ----------------     ----------------
      Operating income                                      275                  169           62.7%


Outdoor advertising:
      Gross sales                                         1,838                1,572           16.9%
      Direct operating expenses                             801                  692           15.8%
                                                ----------------     ----------------
                                                          1,037                  880           17.8%

      General and administrative expenses                   278                  251           10.8%
      Depreciation and amortization                         412                  241           71.0%
                                                ----------------     ----------------
      Operating income                                      347                  388          (10.6%)


Corporate and other:
      General and administrative expenses                 (134)                 (110)          21.8%
      Depreciation and amortization                        (24)                  (27)         (11.1%)
      Interest expense                                    (430)                 (214)         100.9%
      Other income, net                                     28                    32          (12.5%)
                                                ----------------      ---------------
Income before income taxes                                  62                   238          (73.9%)
Income taxes                                                26                    93          (72.0%)
                                                ----------------     ----------------

Net income                                        $         36         $         145          (75.2%)
                                                ================     ================

EBITDA(1) - Travel centers                        $        408         $         310           31.6%
                                                ================     ================
EBITDA - Outdoor advertising                      $        759         $         629           20.7%
                                                ================     ================
EBITDA - Total company                            $      1,033         $         829           24.6%
                                                ================     ================

EBITDA margin - Travel centers                             6.6%                 5.6%
                                                ================     ================
EBITDA margin - Outdoor advertising                       41.3%                40.0%
                                                ================     ================
EBITDA margin - Total company                             12.8%                11.6%
                                                ================     ================

(1) EBITDA is defined as operating income before depreciation and amortization. It represents a measure which management believes is customarily used to evaluate the financial performance of companies in the media industry. However, EBITDA is not a measure of financial performance under generally accepted accounting principals and should not be considered an alternative to operating income or net income as an indicator of the Company's operating performance or to net cash provided by operating activities as a measure of its liquidity.

Comparison of the Three Months Ended April 30, 1999 and April 30, 1998

Travel Centers. Gross sales at the Company's Travel Centers increased by 11.8% to $6.209 million for the three months ended April 30, 1999 from $5.552 million for the three months ended April 30, 1998. This increase is primarily attributable to a 28.8% increase in merchandise sales which were $2.139 million for the three months ended April 30,1999 compared with $1.661 million for the three months ended April 30,1998. Gasoline sales increased slightly by 2.8% to $3.057 million for the three months ended April 30, 1999 from $2.973 for the same period in 1998. Wholesale gasoline sales increased 25.4% to $350,000 for the three months ended April 30, 1999, as compared to $279,000 for the three months ended April 30, 1998. In addition, restaurant sales increased 3.8% to $663,000 for three months ended April 30, 1999 as compared to $639,000 for the three months ended April 30, 1998. The new travel center located approximately 20 miles west of Albuquerque on interstate 40 contributed gross sales of $304,000 of which $110,000 were merchandise sales and $194,000 were gasoline sales.

Cost of goods sold for the travel centers increased 9.3% to $4.213 million for the three months ended April 30, 1999 from $3.856 million for the three months ended April 30, 1998. Cost of goods sold as a percentage of gross revenues for the three months ended April 30, 1999 was 67.9% as compared to 69.5% for the three months ended April 30, 1998.

General and administrative expenses for travel centers consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses for the travel centers increased to $1.508 million for the three months ended April 30, 1999 from $1.325 million for the three months ended April 30, 1998.

Depreciation and amortization expense decreased 5.7% to $133,000 for the three months ended April 30, 1999 as compared to $141,000 for the three months ended April 30, 1998. The decrease is attributable to assets fully depreciated for the quarter ending April 30, 1999.

The above factors contributed to an overall increase in travel center operating income of 62.7% to $275,000 for the three months ended April 30,1999 from $169,000 for the three months ended April 30, 1998. In addition, earnings before interest, taxes, depreciation and amortization (EBITDA) for travel center operations increased 31.6% to $408,000 for the three months ended April 30, 1999 from $310,000 for the three months ended April 30, 1998. The EBITDA margin for travel center operations increased to 6.6% for the three months ended April 30, 1999 as compared to 5.6% for the three months ended April 30, 1998.

Outdoor Advertising. Gross sales from the Company's Outdoor Advertising increased 16.9% to $1.838 million for the three months ended April 30, 1999 from $1.572 million for the three months ended April 30, 1998. The increase was primarily attributable to the Company's acquisitions, increased usage of available sign inventory, and increases in rates.

Direct operating expenses related to outdoor advertising consist of rental payments to property owners for the use of land on which advertising displays are located, production expenses and selling expenses. Selling expenses consist primarily of salaries and commissions for salespersons and travel related to sales. Direct operating costs increased 15.8% to $801,000 for the three months ended April 30, 1999 from $692,000 for the three months ended April 30, 1998. The increase is principally due to increases in sign rent, sign repairs, cost of paper production, permits and property taxes, and utilities, most of which are due to the assimilation of direct operating costs associated with the acquisitions.

General and administrative expenses for outdoor advertising consist of salaries and wages for administrative personnel, insurance, legal fees, association dues and subscriptions and other indirect operating expenses. General and administrative expenses, as a result of additional personnel, increased 10.8% to $278,000 for the three months ended April 30, 1999 from $251,000 for the three months ended April 30, 1998.

Depreciation and amortization expense increased 71.0% to $412,000 for the three months ended April 30, 1999 from $241,000 for the three months ended April 30, 1998. The increase is attributable to scheduled depreciation of advertising display structures and machinery and equipment primarily associated with acquisitions as well as the amortization of goodwill and non-compete covenants.

The above factors contributed to the decrease in outdoor advertising operating income of 10.6% to $347,000 for the three months ended April 30, 1999 from $388,000 for the three months ended April 30, 1998. Earnings before interest, taxes, depreciation and amortization (EBITDA) for outdoor advertising increased 20.7% to $759,000 for the three months ended April 30, 1999 from $629,000 for the three months ended April 30, 1998. The EBITDA margin for outdoor advertising increased to 41.3% for the three months ended April 30, 1999 as compared to 40.0% for the three months ended April 30, 1998.

Corporate and Other. General and administrative expenses for corporate and other operations of the Company consist primarily of executive and administrative compensation and benefits, accounting, legal and investor relations fees. General and administrative expenses increased 21.8% to $134,000 for the three months ended April 30, 1999 from $110,000 for the three months ended April 30, 1998.

Depreciation and amortization expenses for the Company's corporate and other operations consist of depreciation associated with the corporate headquarters, furniture and fixtures and vehicles. Depreciation and amortization expenses decreased slightly to $24,000 for the three months ended April 30, 1999 as compared to $27,000 for the three months ended April 30, 1998.

Interest expense increased by 100.9% to $430,000 for the three months ended April 30, 1999 as compared to $214,000 for the three months ended April 30, 1998. The increase is primarily attributable to the increase in debt associated with the Company's acquisitions and the new travel center that opened in February 1999.

Non-operating income, net, primarily includes gains and/or losses from the sales of assets, and interest income. Non-operating income, net, decreased 12.5% to $28,000 for the three months ended April 30, 1999 as compared to $32,000 for the three months ended April 30, 1998. Changes in non-operating income are not material to the period.

Income before taxes decreased 73.9% to $62,000 for the three months ended April 30, 1999 as compared to $238,000 for the three months ended April 30, 1998. As a percentage of gross revenues, income before taxes decreased to 0.8% for the three months ended April 30, 1999 as compared to 3.3% for the three months ended April 30, 1998.

Income taxes were $26,000 for the three months ended April 30, 1999 as compared to $93,000 for the three months ended April 30, 1998, as the result of lower pretax income.

The foregoing factors contributed to the Company's decrease in net income for the three months ended April 30, 1999 to $36,000 as compared to $145,000 for the three months ended April 30, 1998.

Liquidity and Capital Resources

At April 30,  1999,  the  Company had  working  capital of $4.404  million and a current  ratio of 2.3:1,  compared  to working  capital of $5.495  million and a current ratio of 2.7:1 at January 31, 1999. Net cash provided by operating activities was $757,000 for the three months ended April 30, 1999 as compared to $190,000 for the three months ended April 30, 1998. Net cash provided in the current quarter is primarily attributable to increased depreciation and amortization from acquisitions.

Net cash used in investing activities for the three months ended April 30, 1999 was $2.819 million, of which $1.560 million was used for purchases of property and equipment and $1.516 was used for acquisitions. For the three months ended April 30, 1998, net cash used for investing activities was $2.900 million, of which $365,000 was used for purchases of property and equipment and $2.565 million was used for acquisitions.

Net cash provided by financing activities for the three months ended April 30, 1999 was $1.665 million as compared to $1.935 million for the three months ended April 30, 1998. At April 30, 1999 and 1998 financing activities were a result of borrowings and payments on debt.

Although the Company does not have any agreements in place, it will continue discussions with acquisition candidates. The Company has not executed a letter of intent or other agreement, binding or non-binding, to make such acquisitions. Any such acquisition would be subject to the negotiation and execution of definitive agreements, appropriate financing arrangements, performance of due diligence, approval of the Company's Board of Directors, receipt by the Company of unqualified audited financial statements, and the satisfaction of other customary closing conditions. The Company would likely finance any such acquisitions with cash, additional indebtedness, or a combination of the two. Any commercial financing obtained for purposes of acquiring additional assets is likely to impose certain financial and other restrictive covenants upon the Company and increase the Company's interest expense.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The principal market risks to which the Company is exposed to are interest rates on the Company's debt. The Company's interest sensitive liabilities are its debt instruments. Variable interest on short-term debt equals LIBOR plus the applicable margin. Long-term debt bears interest at variable rates based primarily on the prime rate. Because the prime rate and LIBOR may increase or decrease at any time, the Company is exposed to market risk as a result of the impact that changes in these base rates may have on the interest rate applicable to borrowings. Increases (decreases) in the interest rates applicable to borrowings would result in increased (decreased) interest expense and a reduction (increase) in the company's net income. Management does not, however, believe that any risk inherent in the variable rate nature of its debt is likely to have a material effect on the Company's financial position, results of operations or liquidity.
                                       14

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.  None.

Item 2.           Changes in Securities and Use of Proceeds.  None.

Item 3.           Defaults Upon Senior Securities.  None.

Item 4.           Submissions of Matters to a Vote of Security Holders.  None.

Item 5.           Other Information.  None.

Item 6.           Exhibits and Reports on Form 8-K.


     (a).      Exhibit No.            Exhibit Name
               -----------            ------------
                   2.10               Purchase Agreement dated April 30, 1999
                                      between the Registrant and Borderline
                                      Outdoor Advertising, Inc.

                   27                 Financial Data Schedule


     (b). No reports were filed on Form 8-K during the three months ended April 30, 1999.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:       June 11, 1999

                               BOWLIN
                               Outdoor Advertising & Travel Centers Incorporated

                               /s/ Michael L. Bowlin
                               ----------------------
                               Michael L. Bowlin, Chairman of the Board,
                               President and Chief Executive Officer


                               /s/ Nina J. Pratz
                               ----------------------
                               Nina J. Pratz, Chief Financial Officer
                               (Principal Financial and Accounting Officer)