Form 10-Q
period 1999-07-31
BOWLIN OUTDOOR ADVERTISING & TRAVEL CENTERS INC
filed 1999-09-14
CIK 1020898

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from to

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


                     Issuer's telephone number: 505-266-5985


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


As of September 13, 1999, 4,384,848 shares of the issuer's common stock were outstanding.

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES


                                      INDEX


                          PART I. FINANCIAL INFORMATION

                                                                        Page No.

Item 1.           Consolidated Financial Statements

                  Consolidated Balance Sheets as of
                  July 31, 1999 and January 31, 1999...........................2

                  Consolidated Statements of Income
                  for the Three and Six Months Ended
                  July 31, 1999 and 1998.......................................4

                  Consolidated Statements of Stockholders'
                  Equity for the Six Months Ended July 31, 1999................5

                  Consolidated Statements of Cash Flows for the
                  Six Months Ended July 31, 1999 and 1998......................6

                  Notes to the Consolidated Financial Statements...............8

Item 2.           Management's Discussion and Analysis or
                  Plan of Operation...........................................12

Item 3.           Quantitative and Qualitative Disclosures About
                  Market Risk.................................................19

                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings...........................................19

Item 2.           Changes in Securities and Use of Proceeds...................19

Item 3.           Defaults Upon Senior Securities.............................20

Item 4.           Submission of Matters to a Vote of Security Holders.........20

Item 5.           Other Information...........................................20

Item 6.           Exhibits and Reports on Form 8-K............................20

                  Signatures..................................................20

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements


                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                     Assets
                        (In thousands, except share data)

                                                                       July 31,                  January 31,
                                                                         1999                       1999
                                                                      (Unaudited)
                                                                  --------------------       --------------------
Current assets:
      Cash and cash equivalents                                     $          2,629            $         2,199
      Accounts receivable Outdoor Advertising, net                               761                        736
      Accounts  receivable, other                                                289                        774
      Notes receivable, related parties                                           12                         12
      Inventories                                                              3,537                      3,689
      Prepaid expenses and other current assets                                  708                        712
      Income taxes                                                               511                        531
                                                                  --------------------       --------------------

      Total current assets                                                     8,447                      8,653



Property & equipment, net                                                     29,594                     26,425

Intangible assets, net                                                         2,201                      2,338

Other assets                                                                      56                         73
                                                                  --------------------       --------------------

      Total assets                                                  $         40,298            $        37,489
                                                                  ====================       ====================





                                                                                                     (Continued)

                                      BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                           Consolidated Balance Sheets
                      Liabilities and Stockholders' Equity
                        (In thousands, except share data)

                                                                       July 31,                  January 31,
                                                                         1999                       1999
                                                                      (Unaudited)
                                                                  --------------------       --------------------

Current liabilities:

      Short-term borrowings, bank                                    $           569            $             -
      Accounts payable                                                         1,694                      1,393
      Long-term debt, current maturities                                       1,410                      1,248
      Accrued liabilities                                                        698                        517
                                                                  --------------------       --------------------

      Total current liabilities                                                4,371                      3,158

Deferred income taxes                                                            614                        427

Long-term debt, less current maturities                                       19,946                     19,004
                                                                  --------------------        -------------------

      Total liabilities                                                       24,931                     22,589


Stockholders' equity
      Common stock, $.001 par value; authorized 100,000,000
        shares; issued and outstanding 4,384,848 shares                            4                          4

      Additional paid-in capital
                                                                              11,604                     11,604
      Retained earnings                                                        3,759                      3,292

                                                                  --------------------        -------------------
      Total stockholders' equity                                              15,367                     14,900

                                                                  ====================        ===================
      Total liabilities and stockholders' equity
                                                                     $        40,298            $        37,489
                                                                  ====================        ===================

          See accompanying notes to consolidated financial statements.

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                        Consolidated Statements of Income
                 (In thousands, except share and per share data)

                                               Three Months Ended                       Six Months Ended
                                        ------------------------------          ------------------------------
                                           July 31,        July 31,                 July 31,       July 31,
                                             1999           1998                      1999           1998
                                         (Unaudited)     (Unaudited)              (Unaudited)     (Unaudited)
                                        --------------  --------------          --------------  --------------


Gross sales                               $     9,861   $       8,628             $    17,908     $    15,752
Less discounts on sales                           102              73                     181             135
                                        --------------  --------------          --------------  --------------
        Net sales                               9,759           8,555                  17,727          15,617

Cost of goods sold                              6,174           5,270                  11,188           9,817
                                        --------------  --------------          --------------  --------------
       Gross profit                             3,585           3,285                   6,539           5,800

General and administrative expenses            (2,033)         (1,888)                 (3,953)         (3,574)
 Depreciation and amortization                   (631)           (453)                 (1,201)           (862)
                                        --------------  --------------          --------------  --------------
       Operating income                           921             944                   1,385           1,364

Other non-operating income (expense):
       Interest income                             26              33                      49              61
       Gain from insurance proceeds               227               -                     227               -
       Gain on sale of property and
       equipment                                   10               -                      15               4
       Interest expense                          (479)           (260)                   (909)           (474)
                                        --------------  --------------          --------------  --------------
       Total other non-operating
       income (expense), net                     (216)           (227)                   (618)           (409)
                                        --------------  --------------          --------------  --------------


Income before taxes                               705             717                     767             955

Income taxes                                      273             278                     300             371
                                        --------------  --------------          --------------  --------------

Net income                               $        432    $        439            $        467    $        584
                                        ==============  ==============          ==============  ==============

Weighted average common shares              4,384,848       4,384,848               4,384,848       4,384,848

Weighted average common and
  dilutive potential common shares          4,384,848       4,394,801               4,384,848       4,389,824

Earnings per share
     Basic                               $       0.10    $       0.10            $       0.11    $       0.13

     Diluted                             $       0.10    $       0.10            $       0.11    $       0.13
                                        ==============  ==============          ==============  ==============


          See accompanying notes to consolidated financial statements.

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity
                                 (In thousands)



                                                            For the Six Months Ended
                                                                    Unaudited


                                                        Common       Additional
                                        Number          stock,         paid-in         Retained
                                      of shares         at par         capital         earnings           Total
                                     -----------       --------     ------------      ----------         -------

Balance at January 31, 1999           4,384,848        $     4      $     11,604      $    3,292         $ 14,900


Net income (unaudited)                                                                       467              467


                                  ---------------------------------------------------------------------------------
Balance at July 31, 1999              4,384,848        $      4     $     11,604      $    3,759         $ 15,367
                                  =================================================================================

































          See accompanying notes to consolidated financial statements.

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                    For the Six Months Ended
                                                                            ------------------------------------------
                                                                                July 31,                  July 31,
                                                                                  1999                      1998
                                                                              (Unaudited)               (Unaudited)
                                                                            -----------------          ---------------
Cash flows from operating activities:
      Net income                                                             $           467            $         584

      Adjustments to  reconcile  net income to net cash
         provided  by  operating activities:
             Depreciation and amortization                                             1,201                      862
             Amortization of loan fees                                                    78                        -
             Provision for bad debts                                                      18                        -
             Gain from insurance proceeds                                               (227)                       -
             Gain on sales of property and equipment                                     (15)                      (4)
             Deferred income taxes                                                       187                       79
             Imputed interest                                                              6                       16
             Changes in operating assets and liabilities                                 731                     (602)
                                                                            -----------------           ---------------
                       Net cash provided by operating activities                       2,446                      935

Cash flows from investing activities:
      Proceeds from sale of assets                                                        31                        8
      Business acquisitions (note 4)                                                  (1,516)                  (2,090)
      Purchases of property and equipment, net                                        (2,814)                  (1,741)
      Proceeds from insurance                                                            599                        -
      Capital received from partnership                                                   15                        -
      Proceeds from notes receivable, net                                                  2                       36
                                                                            -----------------           ---------------
                       Net cash used in investing activities                          (3,683)                  (3,787)

Cash flows from financing activities:
      Borrowings on short-term debt                                                      569                      359
      Borrowings on long-term debt                                                     1,750                    1,128
      Payments on short-term debt                                                          -                     (745)
      Payments on long-term debt                                                        (652)                    (420)
                                                                            -----------------          ---------------
                      Net cash provided by financing activities                        1,667                      322

Net decrease in cash and cash equivalents                                                430                   (2,530)

Cash and cash equivalents at beginning of period                                       2,199                    4,054
                                                                            -----------------          ---------------

Cash and cash equivalents at end of period                                   $         2,629            $       1,524
                                                                            =================          ===============



                                                                                                           (Continued)

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, Continued
                                 (In thousands)

                                                                            July 31,                  July 31,
                                                                              1999                      1998
                                                                          (Unaudited)               (Unaudited)
                                                                        -----------------         -----------------

Supplemental disclosure of cash flow information:

     Noncash investing and financing activities:

     Acquisition of covenants not-to-compete

                                                                          $            -            $          130
                                                                        =================         =================


     Acquisitions:
         Fair value of assets acquired and liabilities assumed at the date of the acquisitions were as follows:

            Accounts receivable                                           $            -            $           34
            Prepaid expenses                                                           3                        31
            Billboards                                                             1,463                     1,970
            Covenants not to compete                                                  50                         -
            Vehicles and equipment                                                     -                        55
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

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)


1. The consolidated financial statements for the six months ended July 31, 1999 and July 31, 1998 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-K for the fiscal year ended January 31, 1999. Certain amounts in the January 31, 1999 financial statements have been reclassified to conform with the July 31, 1999 presentation. Results of operations for interim periods are not necessarily indicative of results that may be expected for the year as a whole.

2. Earnings per Share. The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income from continuing operations.

                                                         Three months ended July 31,
                               --------------------------------------------------------------------------------
                                               1999                                      1998
                               --------------------------------------  -----------------------------------------
                                 Income        Shares      Per Share       Income         Shares     Per Share
                               (Numerator)  (Denominator)   Amount      (Numerator)    (Denominator)   Amount

Basic EPS - net income         $  432,000      4,384,848   $   0.10     $  439,000        4,384,848   $  0.10
                                                           --------                                   -------
Effect of Dilutive Securities
Stock options                                          -                                     9,953
                               ----------     ----------                ----------       ----------
Diluted EPS - net income       $  432,000      4,384,848   $   0.10     $  439,000        4,394,801   $  0.10
                               ==========     ==========   ========     ==========       ==========   =======


                                                          Six months ended July 31,
                               ---------------------------------------------------------------------------------
                                               1999                                      1998
                               --------------------------------------  -----------------------------------------
                                 Income        Shares      Per Share       Income         Shares      Per Share
                               (Numerator)  (Denominator)    Amount     (Numerator)    (Denominator)    Amount

Basic EPS - net income         $  467,000      4,384,848   $   0.11     $  584,000        4,384,848    $  0.13
                                                           --------                                    -------
Effect of Dilutive Securities
Stock options                                          -                                      4,976
                               ----------    -----------                ----------       ----------
Diluted EPS - net income       $  467,000      4,384,848   $   0.11     $  584,000        4,389,824    $  0.13
                               ==========    ===========   ========     ==========       ==========    =======

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)



3. On February 15, 1999, the Company opened a new travel center located approximately 20 miles west of Albuquerque, New Mexico on Interstate 40. The 6,000 square foot store features a state of the art convenience store and an "old-time trading post. This location features EXXON branded gasoline.

4.   Acquisitions.

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

                     (in thousands except per share amounts)

                                  Six Months Ended
                                      July 31
                                    (unaudited)

                              1999                 1998
                              ----                 ----

Gross sales              $   17,917          $    15,809

Net income                      458                  527

Earnings per basic and
   diluted share         $      .10          $       .12
                         ===========         ============



     The proforma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

5. Segment Information: Travel center operations, which represents 78 percent of net sales of the Company, and outdoor advertising operations, which represents 22 percent of net sales, are the Company's reportable segments under SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information (SFAS 131). The travel center segment provides for the retail

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)



     sale of merchandise, food and gasoline to the traveling public while the outdoor advertising segment operates billboard advertising displays which are situated on interstate highways, primarily in the Southwestern United States. No single customer accounted for as much as 10 percent of consolidated revenue in any period.

     Summarized  financial  information   concerning  the  Company's  reportable
     segments as of and for the respective periods ended July 31, are shown in the following table.


                         (in thousands)              Travel           Outdoor
                          Three months               Center         Advertising         Corporate
                          Ended July 31            Operations        Operations       and other (1)          Total
                         --------------         ---------------   ---------------   ---------------    ---------------

                    Net sales (2)

                                         1999     $    7,761             1,998                  -              9,759
                                         1998          6,827             1,728                  -              8,555

                    Segment operating
                      income (3)

                                         1999     $      687               416               (398)               705
                                         1998            638               449               (370)               717


                           Six months
                          Ended July 31
                         --------------

                    Net sales (2)

                                         1999     $   13,891             3,836                  -             17,727
                                         1998         12,317             3,300                  -             15,617

                    Segment operating
                      income (3)

                                         1999     $      962               763               (958)               767
                                         1998            806               837               (688)               955


                    Segment assets

                                         1999     $    15,133            19,544              5,621             40,298
                                         1998          12,338            13,324              2,954             28,616



          (1) Corporate functions include certain members of executive management, the corporate accounting and finance function and other typical administrative functions. Corporate assets include cash and cash equivalents, income taxes, certain intangibles, and property and equipment located at the Company's administrative headquarters.

          (2)  There were no  inter-segment  sales.

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

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)


6. In November 1998, a fire at the Company's headquarters destroyed certain buildings and equipment, all of which were covered by insurance. As of July 31, 1999, proceeds from insurance coverage were in excess of the carrying value of the assets destroyed and a gain of $227,000 was recorded. The Company is expecting to record future gains booked on additional proceeds that are undeterminable at July 31, 1999.






















                     Rest of page intentionally left blank.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained herein with respect to factors which may affect future earnings, including management's beliefs and assumptions based on information currently available, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements that are not historical facts involve risks and uncertainties, and results could vary materially from the descriptions contained herein.

Overview

The following is a discussion of the consolidated financial condition and results of operations of the Company as of and for the two fiscal periods ended July 31, 1999 and 1998. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes included in the Company's Form 10-K for the fiscal year ended January 31, 1999.

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

Results of Operations

The following table presents certain income and expense items derived from the Consolidated Statements of Income for the six months ended July 31 (unaudited and amounts in thousands):


                                                          Six Months Ended                     Three Months Ended
                                                          ----------------                     ------------------
                                                     1999                 1998                 1999             1998
                                                     ----                 ----                ------           ------
Travel centers:
      Gross sales                                $   14,072           $   12,452           $    7,863        $    6,900
      Discounts on sales                                181                  135                  102                73
                                                ------------         ------------         ------------      ------------
      Net sales                                      13,891               12,317                7,761             6,827
      Cost of sales                                   9,475                8,358                5,261             4,503
                                                ------------         ------------         ------------      ------------
                                                      4,416                3,959                2,500             2,324
      General and administrative expenses             3,160                2,867                1,652             1,541
      Depreciation and amortization                     294                  286                  161               145
                                                ------------         ------------         ------------      ------------
      Operating income                                  962                  806                  687               638


Outdoor advertising:
      Gross sales                                     3,836                3,300                1,998             1,728
      Direct operating expenses                       1,713                1,459                  913               767
                                                ------------         ------------         ------------      ------------
                                                      2,123                1,841                1,085               961
      General and administrative expenses               514                  482                  236               231
      Depreciation and amortization                     846                  522                  433               281
                                                ------------         ------------         ------------      ------------
      Operating income                                  763                  837                  416               449

Corporate and other:
      General and administrative expenses              (282)                (228)                (145)             (116)
      Depreciation and amortization                     (61)                 (54)                 (37)              (27)
      Interest expense                                 (909)                (474)                (479)             (260)
      Other income, net                                 294                   68                  263                33
                                                ------------         ------------         ------------      ------------
Income before taxes                                     767                  955                  705               717
Income taxes                                            300                  371                  273               278
                                                ------------         ------------         ------------      ------------

Net income                                        $     467            $     584            $     432         $     439
                                                ============         ============         ============      ============

EBITDA(1) - Travel centers                        $   1,256            $   1,092            $     848         $     783
                                                ============         ============         ============      ============
EBITDA - Outdoor advertising                      $   1,609            $   1,359            $     849         $     730
                                                ============         ============         ============      ============
EBITDA - Total company                            $   2,586            $   2,226            $   1,552         $   1,397
                                                ============         ============         ============      ============


EBITDA margin - Travel centers                         8.9%                 8.8%                10.8%             11.3%
                                                ============         ============         ============      ============
EBITDA margin - Outdoor advertising                   41.9%                41.2%                42.5%             42.2%
                                                ============         ============         ============      ============
EBITDA margin - Total company                         14.4%                14.1%                15.7%             16.2%
                                                ============         ============         ============      ============

                                                                                                           (Continued)

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



Comparison of the Six Months Ended July 31, 1999 and July 31, 1998

Travel Centers. Gross sales at the Company's Travel Centers increased by 13.0% to $14.072 million for the six months ended July 31, 1999 from $12.452 million for the six months ended July 31, 1998. This increase is primarily attributable to a 26.2% increase in merchandise sales which were $5.200 million for the six months ended July 31,1999 compared with $4.122 million for the six months ended July 31,1998. Gasoline sales increased 5.6% to $6.551 million for the six months ended July 31, 1999 from $6.206 million for the same period in 1998. Wholesale gasoline sales increased 32.4% to $813,000 for the six months ended July 31, 1999, as compared to $614,000 for the six months ended July 31, 1998. Restaurant sales decreased slightly to $1.508 million for the six months ended July 31, 1999 compared with $1.510 for the six months ended July 31, 1998. The new travel center located approximately 20 miles west of Albuquerque on interstate 40 contributed gross sales of $834,000 of which $302,000 were merchandise sales and $532,000 were gasoline sales.

Cost of goods sold for the travel centers increased 13.4% to $9.475 million for the six months ended July 31, 1999 from $8.358 million for the six months ended July 31, 1998, primarily as a result of an increase all retail sales. Cost of goods sold as a percentage of gross revenues for the six months ended July 31, 1999 was 67.3% as compared to 67.1% for the six months ended July 31, 1998.

General and administrative expenses for travel centers consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses for the travel centers increased 10.2% to $3.160 million for the six months ended July 31 1999 from $2.867 million for the six months ended July 31, 1998.

Depreciation and amortization expense increased by 2.8% to $294,000 for the six months ended July 31, 1999 as compared to $286,000 for the six months ended July 31, 1998. The increase is attributable to additions of depreciable assets during the current period.

The above factors contributed to an overall increase in travel center operating income of 19.4% to $962,000 for the six months ended July 31,1999 from $806,000 for the six months ended July 31, 1999. This increase is primarily attributable to increases in sales.

Earnings before interest, taxes, depreciation and amortization (EBITDA) for Travel centers increased 15.0% to $1.256 million for the six months ended July 31, 1999 from $1.092 million for the six months ended July 31, 1998. The EBITDA margin for travel centers increased slightly to 8.9% for the six months ended July 31, 1999 as compared to 8.8% for the six months ended July 31, 1998.

Outdoor Advertising. Gross sales from the Company's Outdoor Advertising increased 16.2% to $3.836 million for the six months ended July 31, 1999 from $3.300 million for the six months ended July 31, 1998. The increase was primarily attributable to the continual assimilation of the Company's acquisitions, increased usage of available sign inventory, and increases in rates.

Direct operating expenses related to outdoor advertising consist of rental payments to property owners for the use of land on which advertising displays are located, production expenses and selling expenses. Selling expenses consist primarily of salaries and commissions for salespersons and travel related to sales. Direct operating costs increased 17.4% to $1.713 million for the six months ended July 31, 1999 from $1.459 million for the six months ended July 31, 1998. The increase is principally due to increases in sign rent, sign repairs, cost of paper production, permits and property taxes, and utilities, most of which are due to the assimilation of direct operating costs associated with acquisitions.

General and administrative expenses for outdoor advertising consist of salaries and wages for administrative personnel, insurance, legal fees, association dues and subscriptions and other indirect operating expenses. General and administrative expenses increased 6.6% to $514,000 for the six months ended July 31, 1999 from $482,000 for the six months ended July 31, 1998.

Depreciation and amortization expense increased 62.1% to $846,000 for the six months ended July 31, 1999 from $522,000 for the six months ended July 31, 1998. The increase is attributable to scheduled depreciation of advertising display structures primarily associated with acquisitions as well as the amortization of goodwill and non-compete covenants.

The above factors contributed to the decrease in outdoor advertising operating income of 8.8% to $763,000 for the six months ended July 31, 1999 from $837,000 for the six months ended July 31, 1998.

Earnings before interest, taxes, depreciation and amortization (EBITDA) for outdoor advertising increased 18.4% to $1.609 million for the six months ended July 31, 1999 from $1.359 million for the six months ended July 31, 1998. The EBITDA margin for outdoor advertising increased to 41.9% for the six months ended July 31, 1999 as compared to 41.2% for the six months ended July 31, 1998.

Corporate and Other. General and administrative expenses for corporate and other operations of the Company consist primarily of executive and administrative compensation and benefits, accounting, legal and investor relations fees. General and administrative expenses increased to $282,000 for the six months ended July 31, 1999 as compared to $228,000 for the six months ended July 31, 1998.

Depreciation and amortization expenses for the Company's corporate and other operations consist of depreciation associated with the corporate headquarters, furniture and fixtures and vehicles. Depreciation and amortization expenses increased to $61,000 for the six months ended July 31, 1999 as compared to $54,000 for the six months ended July 31, 1998.

Interest expense increased by 91.8% to $909,000 for the six months ended July 31, 1999 as compared to $474,000 for the six months ended July 31, 1998. The increase is primarily attributable to the increase in debt associated with the Company's acquisitions and the new travel center that opened in February 1999.

Non-operating income, net, includes gains and/or losses from the sales of assets, interest income, and a casualty gain from insurance proceeds. Non-operating income, net, increased 332.4% to $294,000 for the six months ended July 31, 1999 as compared to $68,000 for the six months ended July 31, 1998. The Company is expecting to record future gains booked on additional proceeds that are undeterminable at July 31, 1999.

Income before taxes decreased 19.7% to $767,000 for the six months ended July 31, 1999 as compared to $955,000 for the six months ended July 31, 1998. As a percentage of gross revenues, income before taxes decreased to 4.3% for the six months ended July 31, 1999 as compared to 6.1% for the six months ended July 31, 1998.

Income taxes were $300,000 for the six months ended July 31, 1999 as compared to $371,000 for the six months ended July 31, 1998, as the result of lower pretax income.

The foregoing factors contributed to a decrease in the Company's net income for the six months ended July 31, 1999 to $467,000 as compared to $584,000 for the six months ended July 31, 1998.

Comparison of the Three Months Ended July 31, 1999 and July 31, 1998

Travel Centers. Gross sales at the Company's Travel Centers increased by 14.0% to $7.863 million for the three months ended July 31, 1999 from $6.900 million for the three months ended July 31, 1998. This increase is primarily attributable to a 24.4% increase in merchandise sales which were $3.061 million for the three months ended July 31,1999 compared with $2.461 million for the three months ended July 31,1998. Gasoline sales increased 8.1% to $3.495 million for the three months ended July 31, 1999 from $3.233 million for the same period in 1998. Wholesale gasoline sales increased 38.2% to $463,000 for the three months ended July 31, 1999, as compared to $335,000 for the three months ended July 31, 1998. Restaurant sales decreased slightly to $844,000 for the three months ended July 31, 1999 compared with $871,000 for the three months ended July 31, 1998. The new travel center located approximately 20 miles west of Albuquerque on interstate 40 contributed gross sales of $530,000 of which $192,000 were merchandise sales and $338,000 were gasoline sales.

Cost of goods sold for the travel centers increased 16.9% to $5.261 million for the three months ended July 31, 1999 from $4.503 million for the three months ended July 31, 1998, primarily as a result of an increase in retail sales. Cost of goods sold as a percentage of gross revenues for the three months ended July 31, 1999 was 66.9% as compared to 65.3% for the three months ended July 31, 1998.

General and administrative expenses for travel centers consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses for the travel centers increased 7.2% to $1.652 million for the three months ended July 31 1999 from $1.542 million for the three months ended July 31, 1998.

Depreciation and amortization expense increased by 11.0% to $161,000 for the three months ended July 31, 1999 as compared to $145,000 for the three months ended July 31, 1998. The increase is attributable to additions of depreciable assets during the current period.

The above factors contributed to an overall increase in travel center operating income of 7.5% to $687,000 for the three months ended July 31,1999 from $638,000 for the three months ended July 31, 1998.

Earnings before interest, taxes, depreciation and amortization (EBITDA) for Travel centers increased 8.4% to $848,000 for the three months ended July 31, 1999 from $783,000 for the three months ended July 31, 1998. The EBITDA margin for travel centers decreased to 10.8% for the three months ended July 31, 1999 as compared to 11.3% for the three months ended July 31, 1998.

Outdoor Advertising. Gross sales from the Company's Outdoor Advertising increased 15.6% to $1.998 million for the three months ended July 31, 1999 from $1.728 million for the three months ended July 31, 1998. The increase was primarily attributable to the continual assimilation of the Company's acquisitions, increased usage of available sign inventory, and increases in rates.

Direct operating expenses related to outdoor advertising consist of rental payments to property owners for the use of land on which advertising displays are located, production expenses and selling expenses. Selling expenses consist primarily of salaries and commissions for salespersons and travel related to sales. Direct operating costs increased 19.0% to $913,000 for the three months ended July 31, 1999 from $767,000 for the three months ended July 31, 1998. The increase is principally due to increases in sign rent, sign repairs, cost of paper production, permits and property taxes, and utilities, most of which are due to the assimilation of direct operating costs associated with acquisitions.

General and administrative expenses for outdoor advertising consist of salaries and wages for administrative personnel, insurance, legal fees, association dues and subscriptions and other indirect operating expenses. General and administrative expenses increased 2.2% to $236,000 for the three months ended July 31, 1999 from $231,000 for the three months ended July 31, 1998.

Depreciation and amortization expense increased 54.1% to $433,000 for the three months ended July 31, 1999 from $281,000 for the three months ended July 31, 1998. The increase is attributable to scheduled depreciation of advertising display structures primarily associated with acquisitions as well as the amortization of goodwill and non-compete covenants.

The above factors contributed to the decrease in outdoor advertising operating income of 7.3% to $416,000 for the three months ended July 31, 1999 from $449,000 for the three months ended July 31, 1998.

Earnings before interest, taxes, depreciation and amortization (EBITDA) for outdoor advertising increased 16.3% to $849,000 for the three months ended July 31, 1999 from $730,000 for the three months ended July 31, 1998. The EBITDA margin for outdoor advertising increased to 42.5% for the three months ended July 31, 1999 as compared to 42.2% for the three months ended July 31, 1998.

Corporate and Other. General and administrative expenses for corporate and other operations of the Company consist primarily of executive and administrative compensation and benefits, accounting, legal and investor relations fees. General and administrative expenses increased to 145,000 for the three months ended July 31, 1999 as compared to $116,000 for the three months ended July 31, 1998.

Depreciation and amortization expenses for the Company's corporate and other operations consist of depreciation associated with the corporate headquarters, furniture and fixtures and vehicles. Depreciation and amortization expenses increased to $37,000 for the three months ended July 31, 1999 as compared to $27,000 for the three months ended July 31, 1998.

Interest expense increased by 84.2% to $479,000 for the three months ended July 31, 1999 as compared to $2604,000 for the three months ended July 31, 1998. The increase is primarily attributable to the increase in debt associated with the Company's acquisitions and the new travel center that opened in February 1999.

Non-operating income, net, includes gains and/or losses from the sales of assets, interest income, and a casualty gain from insurance proceeds. Non-operating income, net, increased 697.0% to $263,000 for the three months ended July 31, 1999 as compared to $33,000 for the three months ended July 31, 1998. The Company is expecting to record future gains booked on additional proceeds that are undeterminable at July 31, 1999.

Income before taxes decreased 1.7% to $705,000 for the three months ended July 31, 1999 as compared to $717,000 for the three months ended July 31, 1998. As a percentage of gross revenues, income before taxes decreased to 7.1% for the three months ended July 31, 1999 as compared to 8.3% for the three months ended July 31, 1998.

Income taxes were $273,000 for the three months ended July 31, 1999 as compared to $278,000 for the three months ended July 31, 1998, as the result of lower pretax income.

The foregoing factors contributed to a decrease in the Company's net income for the three months ended July 31, 1999 to $432,000 as compared to $439,000 for the three months ended July 31, 1998.



Liquidity and Capital Resources

At July 31,1999, the Company had working capital of $4.076 million and a current ratio of 1.9:1, compared to working capital of $5.495 million and a current ratio of 2.7:1 at January 31, 1999. Net cash provided by operating activities was $2.446 million for the six months ended July 31, 1999 as compared to net cash provided by operating activities of $935,000 for the six months ended July 31, 1998. Net cash provided in the current period is primarily attributable to increased depreciation and amortization from acquisitions as well as an increase in cash used to fund operating assets and liabilities.


Net cash used for investing activities for the six months ended July 31, 1999 was $3.683 million, of which $2.814 million was used for purchases of property and equipment and $1.516 million was used for acquisitions. For the six months ended July 31, 1998, net cash used for investing activities was $3.787 million, of which $1.741 was used for purchases of property and equipment and $2.090 million was used for acquisitions.

Net cash provided by financing activities for the six months ended July 31, 1999 was $1.667 million as compared to $322,000 for the six months ended July 31, 1998. At July 31, 1999 and 1998 financing activities were a result of borrowings and payments on debt.

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

State of Readiness. The Company has conducted a comprehensive review of its computer systems to identify those portions that could be affected by the Year 2000 Issue. The evaluation revealed that the Company's network hardware and operating system, voice mail system, e-mail system, and accounting software are the major resources that do have Year 2000 compliance issues. The identified systems are "off-the-shelf" products with Year 2000 compliant versions now available and are being implemented with completion set for the end of the third quarter.

The Company has completed its survey of its significant suppliers, vendors, and pertinent institutions to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their Year 2000 issues. The survey results indicate that the respondents are aware of the Year 2000 issue and are taking action to minimize or eliminate its effect on their ability to properly provide goods and services after January 1, 2000. Some respondents declare that they have eliminated any negative impact while others are still in that process. Although the survey appears to indicate that the Company should have no major concerns about its suppliers' ability to properly provided goods and services after January 1, 2000, there can be no guarantee that the systems of other companies on which the Company's business relies will be timely converted or that failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company and its operations.

Costs to Address Year 2000 Issues. As of July 31, 1999, no significant incremental costs have been incurred. The Company estimates that, over the next four months, that the costs associated with the implementation plan will not exceed $50,000.

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

Contingency Plan. The Company has not determined the specific risks that may need to be addressed by a contingency plan. By the end of the third quarter, the Company will have devoted the resources it concludes are necessary to determine if an significant risks exist.

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

Item 3.           Defaults Upon Senior Securities.  None.

Item 4.           Submissions of Matters to a Vote of Security Holders.  None.

Item 5.           Other Information.  None.

Item 6.           Exhibits and Reports on Form 8-K.

          (a). Exhibit No.                               Exhibit Name

                  27                                     Financial Data Schedule

          (b). No reports were filed on Form 8-K during the six months ended July 31, 1999.



Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:             September 13, 1999

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