Form 10-Q
period 1999-10-31
BOWLIN OUTDOOR ADVERTISING & TRAVEL CENTERS INC
filed 1999-12-15
CIK 1020898

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934 For the quarterly period ended October 31, 1999

     [ ] TRANSITION REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         For the transition period from to

                         Commission File Number 0-21451

             BOWLIN Outdoor Advertising& Travel Centers Incorporated
              (Exact name of registrant as specified in its charter)




                    NEVADA                             85-0113644
        (State or other jurisdiction         (IRS Employer Identification No.)
      of incorporation or organization)



       150 LOUISIANA NE, ALBUQUERQUE, NM                  87108
    (Address of principal executive offices)            (Zip Code)


                     Issuer's telephone number: 505-266-5985


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of December 15, 1999, 4,384,848 shares of the issuer's common stock were outstanding.

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

                  Consolidated Balance Sheets as of
                  October 31, 1999 and January 31, 1999........................2

                  Consolidated Statements of Income for the
                  Three and Nine Months Ended
                  October 31, 1999 and 1998....................................4

                  Consolidated Statements of Stockholders'
                  Equity for the Nine Months Ended October 31, 1999............5

                  Consolidated Statements of Cash Flows for the
                  Nine Months Ended October 31, 1999 and 1998..................6

                  Notes to the Consolidated Financial Statements...............8

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................12

Item 3.           Quantitative and Qualitative Disclosures About
                  Market Risk.................................................20

                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings...........................................20

Item 2.           Changes in Securities and Use of Proceeds...................20

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

                  Signatures..................................................20

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements


                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                     Assets
                        (In thousands, except share data)

                                                                      October 31,                January 31,
                                                                         1999                       1999
                                                                      (Unaudited)
                                                                  --------------------       --------------------
Current assets:
      Cash and cash equivalents                                      $          2,027            $         2,199
      Accounts receivable Outdoor Advertising, net                                630                        736
      Accounts  receivable, other                                                 959                        774
      Notes receivable, related parties                                            12                         12
      Inventories                                                               3,620                      3,689
      Prepaid expenses and other current assets                                   727                        712
      Income taxes                                                                585                        531
                                                                  --------------------       --------------------

      Total current assets                                                      8,560                      8,653



Property & equipment, net                                                      30,304                     26,425

Intangible assets, net                                                          2,106                      2,338

Other assets                                                                       54                         73
                                                                  --------------------       --------------------

      Total assets                                                   $         41,024            $        37,489
                                                                  ====================       ====================



                                                                     (Continued)

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                           Consolidated Balance Sheets
                      Liabilities and Stockholders' Equity
                        (In thousands, except share data)

                                                                      October 31,                January 31,
                                                                         1999                       1999
                                                                      (Unaudited)
                                                                  --------------------       ---------------------

Current liabilities:

      Short-term borrowings, bank                                    $          1,199            $             -
      Accounts payable                                                          1,631                      1,393
      Long-term debt, current maturities                                        1,523                      1,248
      Accrued liabilities                                                         643                        517
                                                                  --------------------       ---------------------

      Total current liabilities                                                 4,996                      3,158

Deferred income taxes                                                             855                        427

Long-term debt, less current maturities                                        19,547                     19,004
                                                                  --------------------       ---------------------

      Total liabilities                                                        25,398                     22,589


Stockholders' equity
      Common stock, $.001 par value; authorized 100,000,000
        shares; issued and outstanding 4,384,848 shares                             4                           4

      Additional paid-in capital                                               11,604                      11,604

      Retained earnings                                                         4,018                       3,292

                                                                  --------------------       ---------------------
      Total stockholders' equity                                               15,626                      14,900

                                                                  --------------------       ---------------------
      Total liabilities and stockholders' equity                     $         41,024            $         37,489
                                                                  ====================       =====================



                     See accompanying notes to consolidated
                             financial statements.

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                        Consolidated Statements of Income
                 (In thousands, except share and per share data)


                                               Three Months Ended                      Nine Months Ended
                                        ----------------------------------      -------------------------------

                                         October 31,        October 31,           October 31,        October 31,
                                             1999               1998                  1999              1998
                                         (Unaudited)        (Unaudited)           (Unaudited)        (Unaudited)
                                       ---------------    ---------------       ---------------    ---------------


Gross sales                             $       8,887      $       7,897         $      26,795      $      23,648


Less discounts on sales                            97                 73                   278                208
                                       ---------------    ---------------       ---------------    ---------------
       Net sales                                8,790              7,824                26,517             23,440


Cost of goods sold                              5,762              4,819                16,950             14,636
                                       ---------------    ---------------       ---------------    ---------------
       Gross profit                             3,028              3,005                 9,567              8,804


General and administrative expenses            (2,025)            (1,882)               (5,978)            (5,456)


Depreciation and amortization                    (647)              (493)               (1,848)            (1,354)
                                       ---------------    ---------------       ---------------    ---------------
       Operating income                           356                630                 1,741              1,994


Non-operating income (expense):
       Interest income                             25                 23                    74                 84
       Gain from insurance coverage               532                  -                   759                  -
       Gain on sale of property and
       equipment                                    2                  8                    17                 12
       Interest expense                          (490)              (255)               (1,399)              (729)
                                       ---------------    ---------------       ---------------    ---------------
       Total non-operating income
       (expense)                                   69               (224)                 (549)              (633)
                                       ---------------    ---------------       ---------------    ---------------

Income before income taxes                        425                406                 1,192              1,361

Income taxes                                      166                163                   466                533
                                       ---------------    ---------------       ---------------    ---------------
Net income                              $         259      $         243         $         726      $         828
                                       ===============    ===============       ===============    ===============


Weighted average common shares              4,384,848          4,384,848             4,384,848          4,384,848

Weighted average common and dilutive
       potential common shares              4,384,848          4,384,848             4,384,848          4,388,166

Earnings per share
       Basic                            $        0.06       $       0.06         $        0.17      $        0.19
                                       ===============    ===============       ===============    ===============
       Diluted                          $        0.06       $       0.06         $        0.17      $        0.19
                                       ===============    ===============       ===============    ===============


                     See accompanying notes to consolidated
                             financial statements.

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity
                        (In thousands, except share data)




                                                    For the Nine Months Ended October 31, 1999
                                                                    (Unaudited)



                                                        Common       Additional
                                        Number          stock,         paid-in         Retained
                                      of shares         at par         capital         earnings           Total

Balance at January 31, 1999           4,384,848         $    4       $    11,604      $    3,292        $    14,900

Net income (unaudited)                                                                       726                726

Balance at October 31, 1999       ------------------------------------------------------------------------------------
                                      4,384,848         $    4       $    11,604      $    4,018        $    15,626
                                  ====================================================================================






















                     See accompanying notes to consolidated
                             financial statements.

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                    For the Nine Months Ended
                                                                            ------------------------------------------

                                                                               October 31,              October 31,
                                                                                  1999                     1998
                                                                               (Unaudited)              (Unaudited)
                                                                            -----------------        -----------------
Cash flows from operating activities:
      Net income                                                              $          726           $          828
      Adjustments to  reconcile  net income to
         net cash  provided  by  operating activities:
             Depreciation and amortization                                             1,848                    1,354
             Amortization of loan fees                                                   140                        -
             Gain on sales of property and equipment                                     (17)                     (12)
             Gain from insurance coverage                                               (759)                       -
             Provision for bad debts                                                      27                        -
             Deferred income taxes                                                       428                       59
             Imputed interest                                                              8                       24
             Changes in operating assets and liabilities, net                            323                   (1,127)
                                                                             -----------------        -----------------
                       Net cash provided by operating activities                       2,724                    1,126

Cash flows from investing activities:
      Proceeds from sale of assets                                                        39                       16
      Business acquisitions (note 4)                                                  (1,516)                  (2,047)
      Purchases of property and equipment, net                                        (4,144)                  (3,084)
      Proceeds from insurance                                                            699                        -
      Capital received from partnership                                                   15                        -
      Proceeds from notes receivable, net                                                  2                       36
                                                                            -----------------          ---------------
                   Net cash used in investing activities                              (4,905)                  (5,079)

Cash flows from financing activities:
      Borrowings on short-term debt                                                    1,199                      689
      Borrowings on long-term debt                                                     1,750                    2,341
      Payments on short-term debt                                                          -                     (745)
      Payments on long-term debt                                                        (940)                    (685)
                                                                            -----------------        -----------------
                   Net cash provided by financing activities                           2,009                    1,600


Net decrease in cash and cash equivalents                                               (172)                  (2,353)

Cash and cash equivalents at beginning of period                                       2,199                    4,054
                                                                            -----------------        -----------------

Cash and cash equivalents at end of period                                    $        2,027           $        1,701
                                                                            =================        =================


                                                                     (Continued)

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES


                Consolidated Statements of Cash Flows, Continued
                                 (In thousands)

                                                                               October 31,              October 31,
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
                                                                            =================        =================

     Acquisitions:
         Fair value of assets  acquired and  liabilities assumed
         at the date of the acquisitions were as follows:
            Accounts receivable                                              $            -           $           34
            Prepaid expenses                                                              3                       31
            Billboards                                                                1,463                    1,927
            Covenants not to compete                                                     50                        -
            Vehicles and equipment                                                        -                       55
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

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)


1. The consolidated financial statements for the three and nine months ended October 31, 1999 and October 31, 1998 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-K for the fiscal year ended January 31, 1999. Certain amounts in the January 31, 1999 financial statements have been reclassified to conform with the October 31, 1999 presentation. Results of operations for interim periods are not necessarily indicative of results that may be expected for the year as a whole.

2. Earnings per Share. The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income from continuing operations.




                                                       Three months ended October 31,
                               ---------------------------------------------------------------------------------
                                               1999                                      1998
                               --------------------------------------  -----------------------------------------
                                 Income        Shares      Per Share      Income         Shares     Per Share
                               (Numerator)  (Denominator)   Amount     (Numerator)    (Denominator)   Amount

Basic EPS - net income          $  259,000     4,384,848    $   0.06     $  243,000      4,384,848    $   0.06
                                                           ----------                                ----------
Effect of Dilutive Securities
Stock options                                          -                                         -
                               ------------  ------------               ------------   ------------
Diluted EPS - net income        $  259,000     4,384,848    $   0.06     $  243,000      4,384,848    $   0.06
                               ============  ============  ==========   ============   ============  ==========


                                                         Nine months ended October 31,
                               ---------------------------------------------------------------------------------
                                               1999                                      1998
                               --------------------------------------  -----------------------------------------
                                 Income        Shares      Per Share       Income         Shares     Per Share
                               (Numerator)  (Denominator)    Amount     (Numerator)    (Denominator)   Amount

Basic EPS - net income-         $  726,000     4,384,848    $   0.17     $  828,000      4,384,848    $   0.19
                                                           ----------                                ----------
Effect of Dilutive Securities
Stock options                                           -                                    3,318
                               ------------  -------------              ------------  -------------
Diluted EPS - net income        $  726,000     4,384,848    $   0.17     $  828,000      4,388,166    $   0.19
                               ============  ============= ==========   ============  =============  ==========


                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)


3. On February 15, 1999, the Company opened a new travel center located approximately 20 miles west of Albuquerque, New Mexico on Interstate 40. The 6,000 square foot store features a convenience store and an "old-time" trading post. This location features EXXON branded gasoline.

4. Acquisitions. On March 1, 1999 the Company purchased the outdoor advertising assets of GDM Outdoor Advertising (GDM) located in Tyler, Texas for $1,353,376. The Company financed $1,350,000 with bank debt and paid $3,376 in cash. GDM owned and operated approximately 86 painted bulletin faces in central Texas.

     On April 30, 1999 the Company purchased the outdoor advertising of Borderline Outdoor Advertising, Inc. (Borderline) located in Bedford, Texas for $162,575. The Company financed $150,000 and paid $12,575 in cash. Borderline owned and operated approximately nine painted bulletin faces in central Texas.

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

                     (in thousands except per share amounts)

                                Nine Months Ended
                                   October 31
                                  (unaudited)

                                  1999                   1998
                                  ----                   ----

        Gross sales         $    26,804            $     23,733
                            ===========            ============

        Net income          $       717            $        743
                            ===========            ============

        Earnings per basic
        and diluted share   $       .16            $        .17
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

     Summarized  financial  information   concerning  the  Company's  reportable
     segments as of and for the respective periods ended October 31, are shown in the following table.


                                                    Travel              Outdoor
                                                    Center            Advertising         Corporate
                                                  Operations          Operations         and other (1)           Total
                          (in thousands)       -----------------   -----------------   -----------------   -----------------
                           Three months
                         ended October 31,

                    Net sales (2)

                                         1999  $        6,808               1,982                  -                8,790
                                         1998           6,092               1,732                  -                7,824

                    Segment operating
                        income (3)

                                         1999  $          197                 331               (103)                 425
                                         1998             389                 392               (375)                 406

                           Nine months
                        ended October 31,

                    Net sales (2)

                                         1999  $       20,699               5,818                  -               26,517
                                         1998          18,409               5,031                  -               23,440

                    Segment operating
                        income (3)

                                         1999  $        1,159               1,094             (1,061)               1,192
                                         1998           1,196               1,228             (1,063)               1,361

                    Segment assets

                                         1999  $       15,258              20,096              5,670               41,024
                                         1998          13,072              13,613              3,174               29,859

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

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)


6. In November 1998, a fire at the Company's headquarters destroyed certain buildings and equipment, all of which were covered by insurance based on replacement costs. As of October 31, 1999, insurance coverage was in excess of the carrying value of the assets destroyed and a gain of $759,000 (before tax) was recorded.





















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

Overview

The following is a discussion of the consolidated financial condition and results of operations of the Company as of and for the periods ended October 31, 1999 and 1998. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes included in the Company's Form 10-K for the fiscal year ended January 31, 1999.

The Company operates in two industry segments, travel centers and outdoor advertising. In order to perform a meaningful evaluation of the Company's performance in each of its operating segments, the Company has presented selected operating data which separately sets forth the revenue, expenses and operating income attributable to each segment, and also separately sets forth the corporate expenses of the Company which management does not allocate to either of the Company's segments for purposes of determining their respective operating income. The discussion of results of operations which follows compares such selected operating data and corporate expense data for the interim periods presented.

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

Results of Operations

The following table presents certain income and expense items derived from the Consolidated Statements of Income for the nine and three months ended October 31 (unaudited and amounts in thousands):

                                                       Nine Months Ended                   Three Months Ended
                                                      1999             1998               1999             1998
Travel centers:
      Gross sales                                 $  20,977        $  18,617          $   6,905        $   6,165
      Discounts on sales                                278              208                 97               73
                                                 -----------      -----------        -----------      -----------
      Net sales                                      20,699           18,409              6,808            6,092
      Cost of sales                                  14,319           12,394              4,844            4,036
                                                 -----------      -----------        -----------      -----------
                                                      6,380            6,015              1,964            2,056
      General and administrative expenses             4,775            4,369              1,615            1,502
      Depreciation and amortization                     446              450                152              165
                                                 -----------      -----------        -----------      -----------
      Operating income                                1,159            1,196                197              389

Outdoor advertising:
      Gross sales                                     5,818            5,031              1,982            1,732
      Direct operating expenses                       2,631            2,242                918              783
                                                 -----------      -----------        -----------      -----------
                                                      3,187            2,789              1,064              949
      General and administrative expenses               785              741                271              259
      Depreciation and amortization                   1,308              820                462              298
                                                 -----------      -----------        -----------      -----------
      Operating income                                1,094            1,228                331              392

Corporate and other:
      General and administrative expenses              (423)            (352)              (141)            (124)
      Depreciation and amortization                     (94)             (84)               (33)             (30)
      Interest expense                               (1,399)            (729)              (490)            (255)
      Other income, net                                 855              102                561               34
                                                 -----------      -----------        -----------      -----------

Income before income taxes                            1,192            1,361                425              406

Income taxes                                            466              533                166              163
                                                 -----------      -----------        -----------      -----------

Net income                                        $     726        $     828          $     259        $     243
                                                 ===========      ===========        ===========      ===========

EBITDA(1) - Travel centers                        $   1,605        $   1,646          $     349        $     554
                                                 ===========      ===========        ===========      ===========
EBITDA - Outdoor advertising                      $   2,402        $   2,048          $     793        $     690
                                                 ===========      ===========        ===========      ===========
EBITDA - Total company                            $   3,589        $   3,348          $   1,003        $   1,123
                                                 ===========      ===========        ===========      ===========

EBITDA margin - Travel centers                         7.7%             8.8%               5.1%             9.0%
                                                 ===========      ===========        ===========      ===========
EBITDA margin - Outdoor advertising                   41.3%            40.7%              40.0%            39.8%
                                                 ===========      ===========        ===========      ===========
EBITDA margin - Total company                         13.4%            14.2%              11.3%            14.2%
                                                 ===========      ===========        ===========      ===========

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




Comparison of the Nine Months Ended October 31, 1999 and October 31, 1998

Travel Centers. Gross sales at the Company's Travel Centers increased by 12.7% to $20.977 million for the nine months ended October 31, 1999 from $18.617 million for the nine months ended October 31, 1998. This increase is primarily attributable to the new travel center located approximately 20 miles west of Albuquerque on Interstate 40 which contributed gross sales of $1.366 million for the nine months ended October 31, 1999. Merchandise sales increased 22.7% to $7.589 million for the nine months ended October 31, 1999 compared with $6.183 million for the nine months ended October 31, 1998 with the new travel center contributing $487,000 of merchandise sales. Gasoline sales increased 7.4% to $9.924 million for the nine months ended October 31, 1999 from $9.242 million for the same period in 1998 with the new travel center contributing $879,000 of gasoline sales. Wholesale gasoline sales increased 31.6% to $1.273 million for the nine months ended October 31, 1999, as compared to $967,000 for the nine months ended October 31, 1998. Restaurant sales decreased slightly to $2.191 million for the nine months ended October 31, 1999 compared with $2.225 for the nine months ended October 31, 1998.

Cost of goods sold for the travel centers increased 15.5% to $14.319 million for the nine months ended October 31, 1999 from $12.394 million for the nine months ended October 31, 1998. This increase is a result of the new travel center located approximately 20 miles west of Albuquerque on Interstate 40 which contributed $1.071 million to cost of goods of which $275,000 was merchandise and $796,000 was gasoline. Cost of goods sold as a percentage of gross revenues for the nine months ended October 31, 1999 was 68.3% as compared to 66.6% for the nine months ended October 31, 1998.

Gross profit for the travel centers increased 6.1% to $6.380 million for the nine months ended October 31, 1999 from $6.015 million for the nine months ended October 31, 1998. Lower margins on convenience store and gasoline sales for the nine months ended October 31, 1999 negatively impacted gross margin.

General and administrative expenses for travel centers consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses for the travel centers increased 9.3% to $4.775 million for the nine months ended October 31, 1999 from $4.369 million for the nine months ended October 31, 1998.

Depreciation and amortization expense decreased by .9% to $446,000 for the nine months ended October 31, 1999 as compared to $450,000 for the nine months ended October 31, 1998.

The above factors contributed to an overall decrease in travel center operating income of 3.1% to $1.159 million for the nine months ended October 31, 1999 from $1.196 million for the nine months ended October 31, 1998.

Earnings before interest, taxes, depreciation and amortization (EBITDA) for travel centers decreased 2.5% to $1.605 million for the nine months ended October 31, 1999 from $1.646 million for the nine months ended October 31, 1998. The EBITDA margin for travel centers decreased to 7.7% for the nine months ended October 31, 1999 as compared to 8.8% for the nine months ended October 31, 1998.

Outdoor Advertising. Gross sales from the Company's Outdoor Advertising increased 15.6% to $5.818 million for the nine months ended October 31, 1999 from $5.031 million for the nine months ended October 31, 1998. The increase was primarily attributable to the continual assimilation of the Company's acquisitions, increased usage of available sign inventory, and increases in rates.

Direct operating expenses related to outdoor advertising consist of rental payments to property owners for the use of land on which advertising displays are located, production expenses and selling expenses. Selling expenses consist primarily of salaries and commissions for salespersons and travel related to sales. Direct operating costs increased 17.4% to $2.631 million for the nine months ended October 31, 1999 from $2.242 million for the nine months ended October 31, 1998. The increase is principally due to increases in sign rent, sign repairs, cost of paper production, permits and property taxes, and utilities, most of which are due to the assimilation of direct operating costs associated with acquisitions. Direct operating expenses as a percentage of gross revenues for the nine months ended October 31, 1999 was 45.2% compared to 44.6% for the nine months ended October 31, 1998.

General and administrative expenses for outdoor advertising consist of salaries and wages for administrative personnel, insurance, legal fees, association dues and subscriptions and other indirect operating expenses. General and administrative expenses increased 5.9% to $785,000 for the nine months ended October 31, 1999 from $741,000 for the nine months ended October 31, 1998.

Depreciation and amortization expense increased 59.5% to $1.308 million for the nine months ended October 31, 1999 from $820,000 for the nine months ended October 31, 1998. The increase is attributable to scheduled depreciation of advertising display structures primarily associated with acquisitions as well as the amortization of goodwill and non-compete covenants.

The above factors contributed to the decrease in outdoor advertising operating income of 10.9% to $1.094 million for the nine months ended October 31, 1999 from $1.228 million for the nine months ended October 31, 1998.

Earnings before interest, taxes, depreciation and amortization (EBITDA) for outdoor advertising increased 17.3% to $2.402 million for the nine months ended October 31, 1999 from $2.048 million for the nine months ended October 31, 1998. The EBITDA margin for outdoor advertising increased to 41.3% for the nine months ended October 31, 1999 as compared to 40.7% for the nine months ended October 31, 1998.

Corporate and Other. General and administrative expenses for corporate and other operations of the Company consist primarily of executive and administrative compensation and benefits, accounting, legal and investor relations fees. General and administrative expenses increased to $423,000 for the nine months ended October 31, 1999 as compared to $352,000 for the nine months ended October 31, 1998.

Depreciation and amortization expenses for the Company's corporate and other operations consist of depreciation associated with the corporate headquarters, furniture and fixtures and vehicles. Depreciation and amortization expenses increased to $94,000 for the nine months ended October 31, 1999 as compared to $84,000 for the nine months ended October 31, 1998.

Interest expense increased by 91.9% to $1.399 million for the nine months ended October 31, 1999 as compared to $729,000 for the nine months ended October 31, 1998. The increase is primarily attributable to the increase in debt associated with the Company's acquisitions and the new travel center that opened in February 1999.

Non-operating income, net, includes gains and/or losses from the sales of assets, interest income, and a casualty gain from insurance coverage. Non-operating income, net, increased 785.4% to $850,000 for the nine months ended October 31, 1999 as compared to $96,000 for the nine months ended October 31, 1998.

Income before income taxes decreased 12.4% to $1.192 million for the nine months ended October 31, 1999 as compared to $1.361 million for the nine months ended October 31, 1998. As a percentage of gross revenues, income before income taxes decreased to 4.4% for the nine months ended October 31, 1999 as compared to 5.8% for the nine months ended October 31, 1998 primarily as a result of increased depreciation, amortization, and interest expenses offset by a gain from insurance proceeds.

Income taxes were $466,000 for the nine months ended October 31, 1999 as compared to $533,000 for the nine months ended October 31, 1998, as the result of lower pretax income.

The foregoing factors contributed to a decrease in the Company's net income for the nine months ended October 31, 1999 to $726,000 as compared to $828,000 for the nine months ended October 31, 1998.


Comparison of the Three Months Ended October 31, 1999 and October 31, 1998

Travel Centers. Gross sales at the Company's Travel Centers increased by 12.0% to $6.905 million for the three months ended October 31, 1999 from $6.165 million for the three months ended October 31, 1998. This increase is primarily attributable to the new travel center located approximately 20 miles west of Albuquerque on Interstate 40 which contributed gross sales of $530,000 for the three months ended October 31, 1999. Merchandise sales increased 15.9% to $2.389 million for the three months ended October 31,1999 compared with $2.061 million for the three months ended October 31,1998 with the new travel center contributing $183,000 of merchandise sales. Gasoline sales increased 11.1% to $3.372 million for the three months ended October 31, 1999 from $3.036 million for the same period in 1998 with the new travel center contributing $347,000 of gasoline sales. Wholesale gasoline sales increased 30.3% to $460,000 for the three months ended October 31, 1999, as compared to $353,000 for the three months ended October 31, 1998. Restaurant sales decreased slightly to $684,000 for the three months ended October 31, 1999 compared with $715,000 for the three months ended October 31, 1998.

Cost of goods sold for the travel centers increased 20.0% to $4.844 million for the three months ended October 31, 1999 from $4.036 million for the three months ended October 31, 1998. This increase is a result of the new travel center located approximately 20 miles west of Albuquerque on Interstate 40 which contributed $423,000 to cost of goods. Cost of goods sold as a percentage of gross revenues for the three months ended October 31, 1999 was 70.2% as compared to 65.5% for the three months ended October 31, 1998.

Gross profit for the travel centers decreased 4.5% to $1.964 million for the three months ended October 31, 1999 from $2.056 million for the three months ended October 31, 1998. Gross profit margins for gasoline were much lower in the current three months ended October 31, 1999. Higher than average gasoline margins for the three months ended October 31, 1998 exaggerated dollar and percentage changes for the current year quarter. Lower margins on convenience store sales also negatively impacted gross profit for the three months ended October 31, 1999.

General and administrative expenses for travel centers consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses for the travel centers increased 7.5% to $1.615 million for the three months ended October 31, 1999 from $1.502 million for the three months ended October 31, 1998.

Depreciation and amortization expense decreased by 7.9% to $152,000 for the three months ended October 31, 1999 as compared to $165,000 for the three months ended October 31, 1998.

The above factors contributed to an overall decrease in travel center operating income of 49.4% to $197,000 for the three months ended October 31, 1999 from $389,000 for the three months ended October 31, 1998.

Earnings before interest, taxes, depreciation and amortization (EBITDA) for travel centers decreased 37.0% to $349,000 for the three months ended October 31, 1999 from $554,000 for the three months ended October 31, 1998. The EBITDA margin for travel centers decreased to 5.1% for the three months ended October 31, 1999 as compared to 9.0% for the three months ended October 31, 1998.

Outdoor Advertising. Gross sales from the Company's Outdoor Advertising increased 14.4% to $1.982 million for the three months ended October 31, 1999 from $1.732 million for the three months ended October 31, 1998. The increase was primarily attributable to the continual assimilation of the Company's acquisitions, increased usage of available sign inventory, and increases in rates.

Direct operating expenses related to outdoor advertising consist of rental payments to property owners for the use of land on which advertising displays are located, production expenses and selling expenses. Selling expenses consist primarily of salaries and commissions for salespersons and travel related to sales. Direct operating costs increased 17.2% to $918,000 for the three months ended October 31, 1999 from $783,000 for the three months ended October 31, 1998. The increase is principally due to increases in sign rent, sign repairs, cost of paper production, permits and property taxes, and utilities, most of which are due to the assimilation of direct operating costs associated with acquisitions.

General and administrative expenses for outdoor advertising consist of salaries and wages for administrative personnel, insurance, legal fees, association dues and subscriptions and other indirect operating expenses. General and administrative expenses increased 4.6% to $271,000 for the three months ended October 31, 1999 from $259,000 for the three months ended October 31, 1998.

Depreciation and amortization expense increased 55.0% to $462,000 for the three months ended October 31, 1999 from $298,000 for the three months ended October 31, 1998. The increase is attributable to scheduled depreciation of advertising display structures primarily associated with acquisitions as well as the amortization of goodwill and non-compete covenants.

The above factors contributed to the decrease in outdoor advertising operating income of 15.6% to $331,000 for the three months ended October 31, 1999 from $392,000 for the three months ended October 31, 1998.

Earnings before interest, taxes, depreciation and amortization (EBITDA) for outdoor advertising increased 14.9% to $793,000 for the three months ended October 31, 1999 from $690,000 for the three months ended October 31, 1998. The EBITDA margin for outdoor advertising increased to 40.0% for the three months ended October 31, 1999 as compared to 39.8% for the three months ended October 31, 1998.

Corporate and Other. General and administrative expenses for corporate and other operations of the Company consist primarily of executive and administrative compensation and benefits, accounting, legal and investor relations fees. General and administrative expenses increased to $141,000 for the three months ended October 31, 1999 as compared to $124,000 for the three months ended October 31, 1998.

Depreciation and amortization expenses for the Company's corporate and other operations consist of depreciation associated with the corporate headquarters, furniture and fixtures and vehicles. Depreciation and amortization expenses increased to $33,000 for the three months ended October 31, 1999 as compared to $30,000 for the three months ended October 31, 1998.

Interest expense increased by 92.2% to $490,000 for the three months ended October 31, 1999 as compared to $255,000 for the three months ended October 31, 1998. The increase is primarily attributable to the increase in debt associated with the Company's acquisitions and the new travel center that opened in February 1999.

Non-operating income, net, includes gains and/or losses from the sales of assets, interest income, and a casualty gain from insurance coverage. Non-operating income, net, increased 1703.2% to $559,000 for the three months ended October 31, 1999 as compared to $31,000 for the three months ended October 31, 1998.

Income before income taxes increased 4.7% to $425,000 for the three months ended October 31, 1999 as compared to $406,000 for the three months ended October 31, 1998. As a percentage of gross revenues, income before income taxes decreased to 4.8% for the three months ended October 31, 1999 as compared to 5.1% for the three months ended October 31, 1998.

Income taxes were $166,000 for the three months ended October 31, 1999 as compared to $163,000 for the three months ended October 31, 1998, as the result of higher pretax income.

The foregoing factors contributed to a increase in the Company's net income for the three months ended October 31, 1999 to $259,000 as compared to $243,000 for the three months ended October 31, 1998.

Increases in depreciation and amortization as well as interest expenses have been substantial during the nine and three months ended October 31, 1999. Management expects depreciation and amortization and interest expense to continue to be high which may lead to future net losses.

Liquidity and Capital Resources

At October  31,1999,  the Company had  working  capital of $3.564  million and a current  ratio of 1.7:1,  compared  to working  capital of $5.495  million and a current ratio of 2.7:1 at January 31, 1999. Net cash provided by operating activities was $2.724 million for the nine months ended October 31, 1999 as compared to net cash provided by operating activities of $1,126 million for the nine months ended October 31, 1998. Net cash provided in the current period is primarily attributable to increased depreciation and amortization from acquisitions and loan fees and deferred taxes on casualty gain.

Net cash used for investing activities for the nine months ended October 31, 1999 was $4.905 million, of which $4.144 million was used for purchases of property and equipment and $1.516 million was used for acquisitions partially offset by proceeds from insurance of $699,000. For the nine months ended October 31, 1998, net cash used for investing activities was $5.079 million, of which $3.084 was used for purchases of property and equipment and $2.047 million was used for acquisitions.

Net cash provided by financing activities for the nine months ended October 31, 1999 was $2.009 million as compared to $1.600 million for the nine months ended October 31, 1998. At October 31, 1999 and 1998 financing activities were a result of borrowings and payments on debt.

Although the Company does not have any agreements in place, it will continue discussions with acquisition candidates. The Company has not executed a letter of intent or other agreement, binding or non-binding, to make any such acquisitions. Any such acquisition would be subject to the negotiation and execution of definitive agreements, appropriate financing arrangements, performance of due diligence, approval of the Company's Board of Directors, receipt by the Company of unqualified audited financial statements, and the satisfaction of other customary closing conditions. The Company would likely finance any such acquisitions with cash, additional indebtedness or a combination of the two. Any commercial financing obtained for purposes of acquiring additional assets is likely to impose certain financial and other restrictive covenants upon the Company and increase the Company's interest expense.


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

State of Readiness. The Company has conducted a comprehensive review of its computer systems to identify those portions that could be affected by the Year 2000 Issue. The evaluation revealed that the Company's network hardware and operating system, voice mail system, e-mail system, and accounting software were the major resources that have Year 2000 compliance issues. The identified systems are "off-the-shelf" products with Year 2000 compliant versions now available which are being implemented at this time.

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

Costs to Address Year 2000 Issues. As of October 31, 1999, no significant incremental costs have been incurred. The Company estimates that, over the next three months, that the costs associated with the implementation plan will not exceed $50,000.

Risks Associated with Year 2000 Issues. The Company's failure to resolve Year 2000 Issues on or before December 31, 1999 could result in system miscalculations causing disruption in operations, including, among other things, a temporary inability to process transactions, send invoices, determine payments due, send and/or receive e-mail, or engage in similar normal business activities. Additionally, failure of third parties upon whom the Company's business relies to timely remediate their Year 2000 Issues could result in disruptions in the Company's supply of inventory, late, missed, or unapplied payments, temporary disruptions in order processing, and other general problems related to the Company's daily operations. The Company presently believes that, with modifications to existing software and conversions to new software in process, the Year 2000 problem will not pose significant operational problems for the Company.

Contingency Plan. The Company has not determined any specific risks that need to be addressed by a contingency plan. By year end the Company believes that we will have devoted the resources necessary to determine if any significant risks exist and will address any contingency plans as any unforeseen risks arise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The principal market risks to which the Company is exposed to are interest rates on the Company's debt. The Company's interest sensitive liabilities are its debt instruments. Variable interest on majority of debt equals LIBOR plus the applicable margin. Because rates may increase or decrease at any time, the Company is exposed to market risk as a result of the impact that changes in these base rates may have on the interest rate applicable to borrowings. Increases (decreases) in the interest rates applicable to borrowings would result in increased (decreased) interest expense and a reduction (increase) in the company's net income. Management does not, however, believe that any risk inherent in the variable rate nature of its debt is likely to have a material effect on the Company's financial position, results of operations or liquidity.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings. None.

Item 2. Changes in Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders.  None.

Item 5. Other Information. None.

Item 6. Exhibits and Reports on Form 8-K.

          (a). Exhibit No.                                  Exhibit Name

                   27                                  Financial Data Schedule

          (b). No reports were filed on Form 8-K during the nine months ended October 31, 1999.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 15, 1999
                                     BOWLIN Outdoor Advertising
                                     & Travel Centers Incorporated


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