Form 10-K
period 2000-01-31
BOWLIN OUTDOOR ADVERTISING & TRAVEL CENTERS INC
filed 2000-05-01
CIK 1020898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 2000 OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _____________

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

      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:

    Title of each class                Name of each exchange on which registered
Common Stock, $.001 Par Value                            AMEX
-----------------------------          -----------------------------------------

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:
                                      NONE
      --------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K___

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant at April 18, 2000 was $9,609,303.

The number of shares of Common Stock, $.001 par value, outstanding as of April 18, 2000: 4,384,848

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive proxy statement relating to the 2000 Annual Meeting of Stockholders are incorporated herein by reference.

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

                                     PART I

ITEM 1. BUSINESS

Company Overview

     The Company is a regional leader in the operation of travel centers and outdoor advertising displays dedicated to serving the traveling public in rural and smaller metropolitan areas of the Southwestern United States. The Company's tradition of serving the public dates back to 1912, when the Company's founder, Claude M. Bowlin, started trading goods and services with Native Americans in New Mexico. BOWLIN currently operates fifteen full-service travel centers along interstate highways in Arizona and New Mexico. The Company advertises its travel centers through a network of over 350 outdoor advertising display faces. The Company's travel centers offer brand name food, gasoline and a variety of unique Southwestern merchandise to the traveling public.

     In addition to its travel centers, the Company operates over 4,000 revenue-generating outdoor advertising display faces for third party customers such as hotels and motels, restaurants and consumer product companies. These display faces are strategically situated primarily along interstate highways in Arizona, New Mexico and Texas and, to a lesser extent, in Colorado, Oklahoma and Arkansas. The Company provides a comprehensive range of outdoor advertising services to its clients, including customized design and production services.

Recent Developments

     The Company made two acquisitions of outdoor advertising assets in fiscal year 2000. Each of the acquisitions was accounted for as a purchase. In each case, the purchase price was allocated to the assets acquired based on their estimated fair values and no goodwill was recorded.

     On March 1, 1999, the Company purchased the outdoor advertising assets of GDM Outdoor Advertising (GDM) located in Tyler, Texas for $1,353,376. The Company financed $1,350,000 of the purchase price with bank debt and paid the remaining $3,376 in cash. GDM owned and operated approximately eighty-six painted bulletin faces in central Texas.

     On April 30, 1999 the Company purchased the outdoor advertising assets of Borderline Outdoor Advertising, Inc. (Borderline) located in Bedford, Texas for $162,575. The Company financed $150,000 of the purchase price with bank debt and paid the remaining $12,575 in cash. Borderline owned and operated approximately nine painted bulletin faces in central Texas.

Industry Overview

     Travel Services Industry. The travel services industry in which the Company competes includes convenience stores that may or may not offer gasoline, and fast food and full-service restaurants located along rural interstate highways. The Company believes that the current trend in the travel services industry is toward strategic pairings at a single location of complementary products that are noncompetitive, such as brand name gasoline and brand name fast food restaurants. This concept, known as "co-branding," has recently seen greater acceptance by both traditional operators and larger petroleum companies. The travel services industry has also been characterized in recent periods by consolidation or closure of smaller operators. The convenience store industry includes both traditional operators that focus primarily on the sale of food and beverages but also offer gasoline, and large petroleum companies that offer food and beverages primarily to attract gasoline customers.

     The restaurant segment of the travel services industry is highly competitive, most notably in the areas of consistency of quality, variety, price, location speed of service, and effectiveness of marketing. The major chains are aggressively increasing market penetration by opening new restaurants, including restaurants at "special sites" such as retail centers, travel centers and gasoline outlets. Smaller quick-service restaurant chains and franchise operations are focusing on brand and image enhancement and co-branding strategies.

     Outdoor Advertising Industry. According to recent estimates by the Outdoor Advertising Association of America ("OAAA"), outdoor advertising generated total billboard revenues of approximately $2.88 billion in 1999. Outdoor advertising offers repetitive impact and a relatively low cost-per-thousand impressions as compared to broadcast media, newspapers, magazines and direct mail marketing, making it attractive to both local businesses targeting a specific geographic area or set of demographic characteristics and national advertisers seeking mass market support. Because outdoor advertising reaches potential customers close to the point-of-sale, restaurants, motels, service stations and similar businesses find outdoor advertising particularly effective. Repeated viewing by people traveling the same route on a daily basis makes outdoor advertising especially suitable for companies such as banks, insurance companies and soft drink manufacturers that sell their products by promoting a particular image. Outdoor advertising services have recently expanded beyond billboards to include a wide variety of out-of-home advertising media, including advertising displays in shopping centers, malls, airports, stadiums, movie theaters and supermarkets, as well as on taxis, trains, buses and subways. Recent estimates published by the OAAA report that total out-of-home advertising revenues, including traditional billboard advertising, was approximately $4.8 billion in 1999, representing growth of 9.4% over 1998.

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

     The outdoor advertising market is highly fragmented but is dominated in large designated market areas by a few sizable firms, several of which are subsidiaries of diversified companies. In addition to the large outdoor advertising firms, there are many smaller regional and local companies operating a limited number of displays in a single or a few local markets. There has been a trend toward consolidation in the outdoor advertising industry in recent years and the Company expects this trend to continue.

Business Strategy

     Travel Services Business Strategy. The Company opened its first travel center in 1953 and has since expanded to fifteen travel centers. The Company's travel centers are strategically located along well-traveled interstate highways in Arizona and New Mexico where there are generally few gas stations, convenience stores or restaurants. Most of the Company's travel centers offer food and beverages, ranging from drinks and snack foods at some locations to full-service restaurants at others. The Company's food service operations at seven of the Company's fifteen travel centers operate under the Dairy Queen/Brazier or Dairy Queen trade names. Four of the Company's travel centers operate under the Stuckey's brand name. The Stuckey's specialty stores are family oriented shops that feature the Stuckey's line of pecan confectioneries. Stuckey's is well known among travelers as a place to shop for souvenirs, gifts, and toys and travel games for children.

     The Company's travel centers offer brand name gasoline such as CITGO, EXXON, Chevron, and Diamond Shamrock. The Company is an authorized distributor of CITGO and EXXON petroleum products. Two of the Company's locations are EXXON stations and eight of its locations are CITGO "superpumper" stations. The Company intends to continue marketing CITGO and EXXON products to other retailers in Arizona and New Mexico.

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

     Outdoor Advertising Business Strategy. The Company operates over 4,000 revenue-generating advertising display faces, primarily in Arizona, New Mexico and Texas and, to a lesser extent, in Colorado, Oklahoma and Arkansas. Approximately 68% of these display faces are traditional bulletin style and 32% are assorted poster styles. The Company's bulletin style displays are located primarily on interstate highways, while the smaller poster sizes are typically used in local settings by advertisers who prefer to change the display message regularly. The Company's outdoor advertising displays are strategically located in rural and smaller metropolitan areas throughout the Southwest, where the dispersion of population, outdoor lifestyles and leading tourist destinations have created a strong dependence on highway travel.

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

Growth Strategy

     Travel Centers. The Company is committed to expanding its travel center operations through internal development. The Company believes that the co-branding concept implemented at its travel centers has resulted in increased revenues, and the Company intends to pursue opportunities to acquire rights to additional brand name products. The Company intends to continue to offer high quality brand name food and products in a clean, safe environment designed to appeal to travelers on interstate highways. The Company also intends to continue to increase sales at existing locations through ongoing renovation and upgrading of facilities, including gasoline sales by focusing on the marketing of CITGO and EXXON gasoline brands through the Company's travel center outlets.

     Gasoline Wholesaling. The Company is an authorized CITGO and EXXON distributor. CITGO and EXXON are among the top five petroleum producers in the United States. The CITGO distribution agreement allows the Company to streamline its gasoline supply arrangements and take advantage of volume-driven pricing by consolidating purchases from CITGO. The CITGO distribution agreement had an initial three-year term that expired September 30, 1998, and automatically renewed for a three-year term through 2001. The EXXON distribution agreement has a three-year term that expires July 14, 2001. CITGO's and EXXON's ability to terminate or refuse to renew the agreement with the Company is subject to the occurrence of certain events set forth in the Petroleum Marketing Practices Act, which include bankruptcy, or breach of the agreement by the Company, or termination by CITGO or EXXON of its petroleum marketing activities in the Company's distribution area. The terms of the distribution agreements require the Company to purchase certain minimum quantities of gasoline during the term of the agreement, which includes gasoline purchased for sale at the Company's travel centers. Since the effective date of the CITGO distribution agreement, the Company's purchases of CITGO products have substantially exceeded the required minimum quantities. Since the effective date of the EXXON agreement, the Company has met the minimum quantities.

     The Company intends to continue to grow gasoline sales by focusing on the marketing of the CITGO and EXXON lines of petroleum products as a wholesale provider to other gasoline retailers in the Southwest.

     Outdoor Advertising. The Company plans to increase its outdoor advertising operations through internal development as well as acquisitions. The Company increased its inventory of billboard faces by 300 in fiscal 2000 and 951 in fiscal year 1999. The Company anticipates that it will be adding approximately 200 new billboard faces per year to its operations through internal development, subject to the availability of necessary working capital and the Company's ability to comply with applicable regulations.

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

     Consistent with its past practices, the Company intends to pursue expansion into markets that are not included in the fifty largest designated market areas. The Company believes that expansion along interstate highways and in smaller metropolitan areas permits the Company to operate in areas where competition for site acquisitions is less intense, purchase prices are more favorable and government regulations are generally less onerous.

     The Company's advertising customers consist largely of local and regional advertisers, resulting in a diverse client base and limiting reliance on national advertising clients. The following table sets forth the categories of industries from which the Company derived its outdoor advertising net revenues for the fiscal year ended January 31, 2000, and the respective percentages of such net revenues. The top three business categories accounted for approximately 65% of the Company's total outdoor advertising net revenues. No single advertiser accounted for more than 3.0% of the Company's total outdoor advertising net revenues in such period.

                                Percentage of Net
                        Advertising Revenues by Category

                                       Hotels and Motels                  27%
                                             Restaurants                  21
                                  Travel & Entertainment                  17
                                Retail/Consumer Products                  11
                                              Government                   8
                                                Services                   5
                                              Automotive                   3
                                                 Alcohol                   *
                                                   Other                   8
                                                                         ----
                                                   TOTAL                 100%
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

Business Operations

     Travel Center Operations. The Company sells food, gasoline and merchandise through its fifteen travel centers located along two interstate highways (I-10 and I-40) in Arizona and New Mexico. These are key highways for travel to numerous tourist and recreational destinations as well as arteries for regional traffic among major Southwestern cities. All of the Company's travel centers are open every day of the year except Christmas.

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

     The Company continuously monitors and upgrades its travel center facilities to maintain a high level of comfort, quality and appearance. Improvements include new awnings and facings, new signage and enhanced lighting, furnishings and parking lot improvements.

     Outdoor Advertising Operations. The outdoor advertising operations of the Company include leasing of sites, construction of display structures, sales of advertising space and production and design of display faces. The Company's leasing department responsible for coordinating land leases with owners for the right to construct and maintain billboard structures on the landowner's property. The leasing department also monitors the Company's compliance with all government regulations regarding lease rights, construction and sales of outdoor structures. The Company's construction department erects billboard structures on sites acquired by the Company without a pre-existing structure, with the goal of maximizing the amount of leaseable area on a particular site.

     The Company's sales department, through its account representatives, sells advertising space to the Company's clients from its inventory of approximately 4,000 display faces. The account representatives work with the Company's clients, their advertising agencies and the Company's production department to provide clients with high quality design and artwork for their billboards. Although the Company's consistent expansion of its outdoor advertising inventory results in an advertising occupancy rate of less than 100%, the Company generally has approximately 70% of its inventory under advertising agreements at any time.

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

Competition

     Travel Services Competition. The Company faces competition at its travel centers from quick-service and full-service restaurants, convenience stores, gift shops and, to some extent, from truck stops located along interstate highways in Arizona and New Mexico. Some of the travel centers that the Company competes with are operated by large petroleum companies, while many others are small independently owned operations that do not offer brand name food service or gasoline. Giant Industries, Inc., a refiner and marketer of petroleum products, operates two travel centers, one in Arizona and one in New Mexico, which are high volume diesel fueling and large truck repair facilities that also include small shopping malls, full-service restaurants, convenience stores, fast food restaurants and gift shops. The Company's principal competition from truck stops includes Love's Country Stores, Inc., Petro Corporation and Flying J. Many convenience stores are operated by large, national chains that are substantially larger, better capitalized and have greater name recognition and access to greater financial and other resources than the Company. Although the Company faces substantial competition, the Company believes that few of its competitors offer the same breadth of products and services dedicated to the traveling public.

     Outdoor Advertising Competition. The Company competes in all of its markets with other outdoor advertisers as well as other media, including broadcast and cable television, radio, newspaper and direct mail marketers. The Company has little competition in its rural markets from other outdoor advertisers, but encounters direct competition in its smaller metropolitan markets from larger outdoor media companies, including CBS/Infinity, Lamar Advertising Company and Donrey Outdoor Advertising, each of which have large national networks and greater resources than the Company. The Company believes that by concentrating on interstate and tourist oriented advertising in markets other than the largest fifty designated market areas it will be able to compete more effectively. As the Company expands geographically, however, it may encounter increased competition from other outdoor advertising firms, some of whom are substantially larger and have greater name recognition and access to substantially greater resources than the Company.

Employees

     As of January 31, 2000, the Company had approximately 196 full-time and 104 part-time employees; 48 were located in Arizona, 237 were located in New Mexico and 15 were located in Texas. None of the Company's employees are covered by a collective bargaining agreement and the Company believes that relations with its employees are good.

Regulation

     Travel Centers. Each of the Company's food service operations is subject to licensing and regulation by a number of governmental authorities relating to health, safety, cleanliness and food handling. The Company's food service operations are also subject to federal and state laws governing such matters as working conditions, overtime, tip credits and minimum wages. The Company believes that operations at its fifteen travel centers comply in all material respects with applicable licensing and regulatory requirements; however, future changes in existing regulations or the adoption of additional regulations could result in material increases in the Company's operating costs.

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

     Amortization of billboards has also been adopted in varying forms in certain jurisdictions. Amortization permits the billboard owner to operate its billboard as a non-conforming use for a specified period of time until it has recouped its investment, after which it must remove or otherwise conform its billboard to the applicable regulations without any compensation. Amortization and other regulations requiring the removal of billboards without compensation have been subject to vigorous litigation in state and federal courts and cases have reached differing conclusions as to the constitutionality of these regulations. To date, amortization and other regulations in the Company's markets have not materially adversely affected its business or results of operations.

Trademarks

     The Company operates its travel centers under a number of its own trademarks, as well as certain trademarks owned by third parties and licensed to the Company, such as the Dairy Queen, Dairy Queen/Brazier, Stuckey's, CITGO and EXXON trademarks. The Company believes that its trademark rights will not materially limit competition with its travel centers. The Company also believes that none of the trademarks it owns are material to the Company's overall business; however, the loss of one or more of the Company's licensed trademarks could have an adverse effect on the Company.

ITEM 2. PROPERTIES

     As of January 31, 2000, the Company operated fifteen travel centers. The Company owns the real estate and improvements where eight of its travel centers are located. The properties at which three of the travel centers owned by the Company are operated are subject to mortgages. Seven of the Company's existing travel are located on real estate that the Company leases from various third parties. These leases have terms ranging from five to forty years, assuming exercise by the Company of all renewal options available under certain leases.

     As of January 31, 2000, the Company operated over 4,000 revenue generating outdoor display faces throughout the Southwest. The Company typically owns the billboard and related assets and enters into operating leases with the owners of the real property upon which the billboards are located. These leases typically have a term of 5 to 10 years and provide for minimum annual rents. As of January 31, 2000, the Company also owned and operated 55 and 295 non-revenue generating display faces in Arizona and New Mexico, respectively, which are exclusively dedicated to the advertisement of its fifteen travel centers. Listed below are the locations of the Company's inventory of revenue generating display faces as of January 31, 2000.

                          Billboards        30-sheet Posters     8-sheet Posters       Total
                          ----------        ----------------     ---------------       -----
       Arizona                133                --                   --                 133
       Arkansas                 6                --                   --                   6
       Colorado                12                --                   --                  12
       New Mexico           1,886               203                  720               2,809
       Oklahoma                 4                --                   --                   4
       Texas                  682               345                   27               1,054
                            -----               ---                  ---               -----
       TOTAL                2,723               548                  747               4,018
                            =====               ===                  ===               =====

     The Company's principal executive offices occupy approximately 20,000 square feet of space owned by the Company in Albuquerque, New Mexico. The Company's principal office space is subject to a mortgage, which matures on November 1, 2005, and the principal balance accrues interest at the bank's prime rate (8.5% at January 31, 2000). The Company owns outdoor advertising production plant and warehouse facilities consisting of approximately 10,000 square feet in Albuquerque, New Mexico and a central warehouse and distribution facility occupying 27,000 square feet in Las Cruces, New Mexico. The Las Cruces property is subject to a mortgage that matures on December 1, 2014 and accrues interest on the unpaid principal balance at a rate of 8.65% per annum. The Company believes that its headquarters and warehouse facilities are adequate for its operations for the foreseeable future.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of security holders in the fourth quarter of fiscal 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted on the American Stock Exchange under the symbol "BWN." On April 18, 2000, there were approximately 449 holders of record of the Company's Common Stock. The following table sets forth the high and low sales prices for the Company's Common Stock for each quarter during the past two fiscal years.

Fiscal Year Ended
January 31, 1999                       High                                 Low
-----------------                      ----                                 ---

Fiscal Quarter Ended 4/30           $10.8750                            $ 4.7500
Fiscal Quarter Ended 7/31           $ 9.9375                            $ 7.5000
Fiscal Quarter Ended 10/31          $ 7.7500                            $ 3.5000
Fiscal Quarter Ended 1/31           $ 6.6250                            $ 4.7500


Fiscal Year Ended
January 31, 2000                       High                                 Low
-----------------                      ----                                 ---

Fiscal Quarter Ended 4/30           $ 7.0000                            $ 5.7500
Fiscal Quarter Ended 7/31           $ 7.2500                            $ 5.3750
Fiscal Quarter Ended 10/31          $ 5.7500                            $ 4.5000
Fiscal Quarter Ended 1/31           $ 5.8750                            $ 3.4375


ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial data presented below are derived from the audited consolidated financial statements of the Company for the five years ended January 31, 2000. The data presented below should be read in conjunction with the audited consolidated financial statements, related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included herein.

                                                               YEARS ENDED JANUARY 31,
                                              ----------------------------------------------------------------------
                                                   2000           1999          1998          1997          1996
                                              ----------------------------------------------------------------------
STATEMENT OF INCOME DATA:
Net sales                                      $ 34,617,835  $ 30,294,751  $ 27,159,455  $ 24,847,931  $ 22,944,684

Cost of goods sold                              (22,350,258)  (18,848,146)  (17,531,203)  (16,340,375)  (15,002,736)
                                                ------------  ------------  ------------  ------------  ------------

    Gross profit                                 12,267,577    11,446,605     9,628,252     8,507,556     7,941,948

General and administrative expenses              (8,069,072)   (7,479,568)   (6,567,940)   (6,115,350)   (6,407,736)

Depreciation and amortization                    (2,525,571)   (1,895,035)   (1,149,694)     (779,571)     (856,608)

Other operating income                               30,661         7,345        89,732       379,228       489,653
                                                -----------   ------------  -------------  -----------  ------------
   Income from operations                         1,703,595     2,079,347     2,000,350     1,991,863     1,167,257

Interest expense                                 (1,934,395)   (1,108,263)     (722,117)     (677,746)     (611,590)

Other income (loss), net                            813,388       139,026       469,155       194,564        80,769
                                                -----------   ------------  -------------  -----------  ------------

   Income before income taxes                       582,588     1,110,110     1,747,388     1,508,681       636,436

Income taxes                                        244,500       437,500       678,200       603,472       252,817
                                                -----------   ------------  ------------  ------------  ------------
                                               $    338,088  $    672,610  $  1,069,188  $    905,209  $    383,619
                                                ============  ============  ============  ============  ============

Basic and diluted earnings per share           $       0.08  $       0.15  $       0.24  $       0.26   $      0.11
                                                ===========   ============  ============  ===========   ============


BALANCE SHEET DATA (at end of period)

Property & equipment                           $ 30,556,073  $ 26,424,741  $ 16,197,471  $  9,970,546  $  8,910,470
                                                ===========   ===========   ===========   ===========   ===========

Total assets                                   $ 40,780,870  $ 37,489,356  $ 25,859,316  $ 21,842,717  $ 13,597,846
                                                ===========   ===========   ===========   ===========   ===========
Long-term debt, including current
installments                                   $ 22,388,229  $ 20,252,124  $  8,902,915  $  6,694,592  $  6,577,432
                                                ===========   ===========   ===========   ===========   ===========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The following is a discussion of the consolidated financial condition and results of operations of the Company as of and for the three fiscal years ended January 31, 2000. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes included elsewhere in this Form 10-K. References to specific years refer to the Company's fiscal year ending January 31 of such year.

     The Company operates in two industry segments, outdoor advertising and travel centers. The Company has presented selected operating data which separately sets forth the revenue, expenses and operating income attributable to each segment, and also separately sets forth the corporate expenses of the Company which management does not allocate to either of the Company's segments for purposes of determining their respective operating income. The discussion of results of operations which follows, compares such selected operating data and corporate expense data for the periods presented.

     The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect management's best judgement based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to, those discussed.

















                      Rest of page intentionally left blank

     The following table presents certain income and expense items derived from the Consolidated Statements of Income for the years ended January 31:

                                                                             (in thousands)
                                                           ---------------------------------------------------
                                                                2000              1999              1998
                                                           ---------------------------------------------------
 Travel Centers
       Gross sales                                          $    27,243      $     23,803      $     22,584
       Discounts on sales                                           387               283               280
                                                            -----------       -----------       -----------
       Net sales                                                 26,856            23,520            22,304
       Cost of goods                                             18,660            15,802            15,042
                                                            -----------       -----------       -----------
                                                                  8,196             7,718             7,262
      General & administrative expenses                           6,402             5,937             5,307
      Depreciation and amortization                                 582               611               369
                                                            -----------       -----------       -----------
                Operating income                                  1,212             1,170             1,586


 Outdoor Advertising

      Gross sales                                                 7,762             6,775             4,856
      Direct operating expenses                                   3,690             3,046             2,489
                                                            -----------       -----------       -----------
                                                                  4,072             3,729             2,367
      General & administrative expenses                           1,102             1,056               781
      Depreciation and amortization                               1,807             1,178               660
                                                            -----------       -----------       -----------
      Operating income                                            1,163             1,495               926


 Corporate and Other
      General & administrative expenses                           (565)              (487)             (480)
      Depreciation and amortization                               (137)              (106)             (121)
      Interest expense                                          (1,934)            (1,108)             (722)
      Other income, net                                            844                146               558
                                                            -----------       -----------       -----------

          Income before income taxes                               583              1,110             1,747

          Income taxes
                                                                   245                437               678
                                                            ----------        -----------        ----------
          Net income                                        $      338        $       673        $    1,069
                                                            ===========       ===========        ==========

          EBITDA(1) - Travel Centers                        $    1,794        $     1,781        $    1,955
                                                            ==========        ===========        ==========
          EBITDA - Outdoor Advertising                      $    2,970        $     2,673        $    1,586
                                                            ==========        ===========        ==========
          EBITDA - Total Company                            $    4,199        $     3,967        $    3,061
                                                            ==========        ===========        ==========

          EBITDA margin - Travel Centers                          6.6%               7.5%              8.7%
                                                            ==========        ===========        ==========
          EBITDA margin - Outdoor Advertising                    38.3%              39.5%             32.7%
                                                            ==========        ===========        ==========
          EBITDA margin - Total Company                          12.0%              13.0%             11.2%
                                                            ==========        ===========        ==========


          (1) Earnings before interest, taxes, depreciation and amortization (EBITDA) is defined as operating income before depreciation and amortization. It represents a measure which management believes is customarily used to evaluate the financial performance of companies in the media industry. However, EBITDA is not a measure of financial performance under generally accepted accounting principals and should not be considered an alternative to operating income or net income as an indicator of the Company's operating performance or to net cash provided by operating activities as a measure of its liquidity.

Fiscal Year Ended January 31, 2000 (Fiscal 2000) Compared to Fiscal Year Ended January 31, 1999 (Fiscal 1999)

     Outdoor Advertising. Gross sales from the Company's outdoor advertising increased 14.6% to $7.762 million for fiscal 2000, from $6.775 million in fiscal 1999. The increase was primarily attributable to the continual assimilation of the Company's acquisitions, internal development and overall rate increases.

     Direct operating expenses related to outdoor advertising consist of rental payments to property owners for the use of land on which advertising displays are located, production expenses and selling expenses. Production expenses include salaries for operations personnel and real estate representatives, property taxes and repairs and maintenance of advertising displays. Selling expenses consist primarily of salaries and commissions for salespersons and travel related to sales. Direct operating expenses increased 21.1% to $3.690 million for fiscal 2000, from $3.046 million for fiscal 1999. The increase is principally due to increases in sign rent, sign repairs, cost of paper production, permits and property taxes, and utilities, most of which are due to the assimilation of direct operating costs associated with acquisitions. Direct operating expenses as a percentage of gross revenues for fiscal 2000 was 47.5%, compared to 45.0% for fiscal 1999.

     General and administrative expenses for outdoor advertising consist of salaries and wages for administrative personnel, insurance, legal fees, association dues and subscriptions and other indirect expenses. General and administrative expenses increased 4.4% slightly to $1.102 million for fiscal 2000, from $1.056 for fiscal 1999.

     Depreciation and amortization expenses increased 53.4% to $1.807 million for fiscal 2000, from $1.178 million for fiscal 1999. The increase was primarily attributable to scheduled depreciation of advertising display structures primarily associated with acquisitions as well as the amortization of goodwill and non-compete covenants.

     The above factors contributed to the decrease in outdoor advertising operating income of 22.2% to $1.163 million for fiscal 2000, as compared to $1.495 million for fiscal 1999.

     EBITDA for outdoor advertising increased 11.1% to $2.970 million for fiscal 2000 from $2.673 million for fiscal 1999. The EBITDA margin for outdoor advertising decreased slightly to 38.3% for fiscal 2000, as compared to 39.5% for fiscal 1999.

     Travel Centers. Gross sales at the Company's travel centers increased 14.5% to $27.243 million for fiscal 2000 from $23.803 million for fiscal 1999. This increase is primarily attributable to the new travel center completed in February 1999 located approximately 20 miles west of Albuquerque on Interstate
40. The new travel center contributed gross sales of $1.790 million for fiscal year 2000. Merchandise sales increased 21.6% to $9.783 million for fiscal year 2000 from $8.042 million for fiscal year 1999, with the new travel center contributing $631,000 of merchandise sales. Gasoline sales increased 11.2% to $13.035 million for fiscal year 2000 from $11.720 million for fiscal year 1999 with the new travel center contributing $1.159 million of gasoline sales. Restaurant sales decreased 2.1% to $2.753 million for fiscal 2000 from $2.812 million for fiscal 1999. Wholesale gasoline sales increased 36.0% to $1.672 million for fiscal year 2000 as compared to $1.229 million for fiscal year 1999. The increase is attributable to an additional wholesale location.

     Cost of goods sold for the travel centers increased 18.1% to $18.660 million for fiscal 2000 from $15.802 million for fiscal 1999. This increase is primarily a result of the new travel center which contributed $1.395 million to cost of goods, of which $353,000 was merchandise and $1.042 million was gasoline. The new travel center accounted for approximately one-half of the cost of goods increase for fiscal year 2000. Cost of goods sold as a percentage of gross revenues for fiscal year 2000 was 68.5% compared to 66.4% for fiscal year 1999.

     Gross profit for the travel centers increased 6.2% to $8.196 million for fiscal year 2000 from $7.718 million for the fiscal year 1999. Lower margins on convenience store items as well as lower gasoline margins and a decrease in gasoline sales volume measured in gallons as a result of extraordinary high gasoline prices, negatively impacted gross profit.

     General and administrative expenses for travel centers consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses for the travel centers increased 7.8% to $6.402 million for fiscal year 2000, from $5.937 for fiscal year 1999. The increase is primarily due general and administrative expenses attributable to the new travel center and, to a lesser extent, increases in travel center rents and sign repairs.

     Depreciation and amortization expenses decreased by 4.7% to $582,000 for fiscal year 2000 from $611,000 for fiscal year 1999.

     The above factors contributed to an increase in travel centers operating income of 3.6% to $1.212 million for fiscal year 2000, as compared to $1.170 million for fiscal year 1999.

     EBITDA for travel centers increased to $1.794 million for fiscal year 2000, as compared to $1.781 million for fiscal year 1999. The EBITDA margin for travel centers decreased to 6.6% for fiscal 2000, as compared to 7.5% for fiscal 1999.

     Corporate and Other. General and administrative expenses for corporate and other operations of the Company consist primarily of executive and administrative compensation and benefits, investor relations and accounting and legal fees. General and administrative expenses increased 16.0% to $565,000 for fiscal 2000, compared to $487,000 for fiscal 1999.

     For fiscal 2000, the Company's President and its Chief Operating Officer increased their annual base salaries to $195,000 and $145,000 respectively, as provided for in their respective employment agreements effective February 1, 1997. Each of the agreements has a perpetual five-year term, such that on any given date, each agreement has a five-year remaining term.

     Depreciation and amortization expenses for the Company's corporate and other operations consist of depreciation associated with the corporate headquarters and furniture and fixtures related thereto. Depreciation and amortization increased 29.2% to $137,000 for fiscal 2000, compared to $106,000 for fiscal 1999.

     Interest expense increased 74.5% to $1.934 million for fiscal 2000, from $1.108 million for fiscal 1999. The increase is primarily attributable to the increase in debt associated with the Company's acquisitions and the new travel center.

     Non-operating  income,  net,  includes gains and/or losses from the sale of assets, interest income, and a casualty gain from insurance coverage. Non-operating income, net, increased 478.1% (9.6% excluding the one-time gain from insurance proceeds of $712,000) to $844,000 in fiscal 2000 as compared to $146,000 in fiscal 1999.

     Income before income taxes decreased 47.5% to $583,000 for fiscal 2000, from $1.110 million for fiscal 1999. As a percentage of gross revenues, income before income taxes decreased to 1.7% for fiscal year 2000, from 3.6% for fiscal 1999 primarily as a result of increased depreciation, amortization and interest expense partially offset by a gain from insurance proceeds.

     Income taxes were $245,000 for fiscal 2000 compared to $437,000 for fiscal year 1999, as a result of lower pre-tax income. The effective tax rate for fiscal year 2000 was 42.0% as compared to 39.4% for fiscal year 1999.

     The foregoing factors contributed to the Company's decrease in net income for fiscal 2000 to $338,000, compared to $673,000 for fiscal 1999.

     Increases in depreciation and amortization as well as interest expense have been substantial during fiscal 2000. Management expects depreciation and amortization, and interest expense to continue to be high which may lead to future net losses.

Fiscal Year Ended January 31, 1999 (Fiscal 1999) Compared to Fiscal Year Ended January 31, 1998 (Fiscal 1998)

     Outdoor Advertising. Gross sales from the Company's outdoor advertising increased 39.5% to $6.775 million for fiscal 1999, from $4.856 million in fiscal 1998. The increase was primarily attributable to certain acquired assets, including the outdoor advertising assets of Big Tex Outdoor Advertising, (Brownwood), Norwood Outdoor Advertising, Edgar Outdoor Advertising, J & J Outdoor Advertising, T & C Outdoor Advertising, Faris Outdoor Advertising, and Big Tex Outdoor Advertising (Granbury), as well as overall rate increases.

     Direct operating expenses related to outdoor advertising consist of rental payments to property owners for the use of land on which advertising displays are located, production expenses and selling expenses. Production expenses include salaries for operations personnel and real estate representatives, property taxes, and repairs and maintenance of advertising displays. Selling expenses consist primarily of salaries and commissions for salespersons and travel related to sales. Direct operating expenses increased 22.4% to $3.046 million for fiscal year 1999, from $2.489 million for fiscal 1998, principally due to the addition of sales and production personnel, sign rent and repairs and maintenance of advertising displays from acquisitions. Direct operating expenses as a percentage of gross revenue for fiscal year 1999 was 45.0% compared to 51.3% for fiscal year 1998.

     General and administrative expenses for outdoor advertising consist of salaries and wages for administrative personnel, insurance, legal fees, association dues and subscriptions and other indirect expenses. General and administrative expenses increased 35.2% to $1.056 million for the fiscal year ended January 31, 1999 from $781,000 for fiscal 1998. The increase was primarily attributable to increases in administrative personnel and insurance due to the acquisitions.

     Depreciation and amortization expenses increased 78.5% to $1.178 million for fiscal 1999, from $660,000 for fiscal 1998. The increase was primarily attributable to scheduled depreciation of advertising display structures primarily associated with acquisitions of outdoor advertising assets throughout the current year as well as the amortization of goodwill and non-compete covenants.

     The above factors contributed to the increase in outdoor advertising operating income of 61.4% to $1.495 million for fiscal 1999 as compared to $926,000 for fiscal year 1998.

     EBITDA for outdoor advertising increased 68.5% to $2.673 million for fiscal 1999, from $1.586 million for fiscal 1998. The EBITDA margin for outdoor advertising increased to 39.5% for fiscal 1999, compared to 32.7% for fiscal 1998.

     Travel Centers. Gross sales at the Company's travel centers increased 5.4% to $23.803 million for fiscal 1999, from $22.584 million for fiscal 1998. Merchandise sales increased 14.1% to $8.042 million for fiscal 1999, from $7.050 million for fiscal 1998. Gasoline sales increased 0.7% to $11.720 million for fiscal year 1999, from $11.641 million for fiscal year 1998. Restaurant sales decreased 5.7% to $2.812 million for fiscal 1999, from $2.981 million for fiscal 1998. Wholesale gasoline sales increased 33.9% to $1.229 million for fiscal 1999, as compared to $917,000 for fiscal 1998. Delays in opening the new travel center until February 1999 negatively impacted revenues.

     Cost of goods sold for the travel centers increased 5.1% to $15.802 million for fiscal 1999, from $15.042 million for fiscal 1998. As a percentage of gross sales, cost of goods sold decreased slightly to 66.4% from 66.6% for the respective fiscal periods.

     Gross profit for the travel centers increased 6.3% to $7.718 million for fiscal 1999, from $7.262 million for fiscal 1998. During the fourth quarter of fiscal year 1999, travel center revenues were negatively impacted by the lowest gasoline prices in a decade and a corresponding reduction in gross profit.

     General and administrative expenses for travel centers consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses for the travel centers increased 11.8% to $5.937 million for fiscal 1999, from $5.307 for fiscal 1998. Increases in general and administration are primarily due to additional middle management for fiscal year 1999, compared to fiscal year 1998.

     Depreciation and amortization expenses increased by 65.6% to $611,000 for fiscal 1999, from $369,000 for fiscal 1998. The increase is primarily attributable to capital expenditures for gasoline tanks and equipment for federal mandates as well as image upgrades for branded fuel.

     The above factors contributed to a decrease in travel centers operating income of 26.2% to $1.170 million for fiscal 1999, compared to $1.586 million for fiscal year 1998.

     EBITDA for travel centers decreased by 8.9% to $1.781 million for fiscal 1999, compared to $1.955 million for fiscal 1998. The EBITDA margin for travel centers decreased to 7.5% for fiscal 1999, compared to 8.7% for fiscal 1998.

     Corporate and Other. General and administrative expenses for corporate and other operations of the Company consist primarily of executive and administrative compensation and benefits, investor relations and accounting and legal fees. General and administrative expenses increased 1.5% to $487,000 for fiscal 1999, from $480,000 for fiscal 1998.

     For fiscal year 1999, the Company's President and its Chief Operating Officer elected to accept annual base salaries of $145,000 and $90,000, respectively, which are less than the $195,000 and $145,000 salaries provided for in their respective employment agreements effective February 1, 1997. Each of the agreements has a perpetual five-year term, such that on any given date, each agreement has a five-year remaining term.

     Depreciation and amortization expenses for the Company's corporate and other operations consist of depreciation associated with the corporate headquarters and furniture and fixtures related thereto. Depreciation and amortization decreased 12.4% to $106,000 for fiscal 1999, compared to $121,000 for fiscal 1998.

     Interest expense increased 53.5% to $1.108 million for fiscal year 1999 from $722,000 for fiscal 1998. The increase is a result of borrowings to fund outdoor advertising expansion and the continued conversion of travel centers to CITGO and EXXON branding.

     Non-operating income, net decreased to $146,000 in fiscal 1999 from $558,000 or 73.8%. This decrease was due to one-time gains on the sale of assets and a subsidiary in fiscal 1998 not present in 1999.

     Income before income taxes decreased 36.5% to $1.110 million for fiscal year 1999, from $1.747 million for fiscal 1998. As a percentage of gross revenues, income before income taxes decreased to 3.6% for the fiscal year ended 1999 from 6.4% for the same fiscal period 1998 primarily as a result of increased depreciation and interest expense partially offset by a decrease in other income.

     Income taxes were $437,000 for fiscal 1999, compared to $678,000 for fiscal 1998, as a result of lower pre-tax income. The effective tax rate for fiscal 1999 was 39.4% as compared to 38.8% for fiscal 1998.

     The foregoing factors contributed to the Company's decrease in net income for fiscal 1999 to $673,00, compared to $1.069 million for fiscal 1998.

Liquidity and Capital Resources

     At January 31, 2000, the Company had working capital of $4.166 million compared to working capital of $5.495 million at January 31, 1999. At January 31, 2000, the Company had a current ratio of 2.11:1 compared to a current ratio of 2.74:1 at January 31, 1999. The decrease in working capital and the current ratio are primarily attributable to decreases in cash of $639,000, accounts receivable of $234,000 and inventory of $155,000 and an increase in short-term borrowings and current installments of long-term debt of $497,000 partially offset by an increase in income taxes receivable of $319,000. The net cash provided by operating activities was $2.718 million for fiscal 2000, compared to $930,000 for fiscal 1999. During fiscal 2000, there were increases in depreciation and amortization of $631,000, deferred income taxes of $221,000, and changes in other operating assets and liabilities of $92,000 net. The increase in depreciation and amortization in fiscal 2000 was primarily due to additional display structures associated with acquisitions and structures built, and buildings, machinery and equipment associated with renovations at several travel centers and corporate headquarters. Deferred income taxes increased primarily as a result of book-tax timing differences.

     Net cash used in investing activities decreased to $5.724 million in fiscal 2000 from $6.640 million in fiscal 1999. The decrease is due primarily to asset acquisitions totaling $1.516 million in fiscal 2000, compared to $2.312 million in fiscal 1999. There were also purchases of property and equipment of $5.391 million in fiscal 2000, compared to $4.366 million in fiscal 1999. Increases in property and equipment were offset by proceeds from the sale of certain assets of $192,000 as well as insurance proceeds of $1.087 million in fiscal 2000, compared to proceeds of $21,000 in fiscal 1999.

     Net cash provided by financing activities decreased to $2.368 million in fiscal 2000 from $3.855 million in fiscal 1999. The decrease is due primarily to an decrease in net borrowings of $2.430 million in fiscal 2000 compared to fiscal 1999, as well as payments for debt issuance costs totaling $942,000 in fiscal 1999. New debt in fiscal 2000 is a result of continued expansion of outdoor advertising operations through development and acquisition as well as continued renovations and upgrades at the Company's travel centers.

     As of January 31, 2000, the Company was indebted to various banks and individuals in an aggregate principal amount of approximately $22.630 million under various loans and promissory notes. Land, buildings, equipment, billboards and inventories of the Company secure many of the loans and promissory notes. The loans and promissory notes mature at dates from August 2001 to December 2014 and accrue interest at rates ranging from 7.9 % to 9.18% per annum.

     The Company made capital expenditures of approximately $5.391 million and $4.366 million during the fiscal years ended 2000 and 1999, respectively. For fiscal 2000, these expenditures were made for upgrades to existing travel centers and for the construction and acquisition of additional billboard structures. For fiscal 1999, these expenditures were primarily for upgrades to the Company's travel centers, including the new warehouse facility, and for the construction and acquisition of additional billboard structures. During the next twelve months, the Company anticipates incurring capital expenditures of approximately $300,000 related to travel center operations for upgrades and improvements to existing facilities. With regard to outdoor advertising operations, the Company has plans to build approximately 200 new billboard faces during the fiscal year ending January 31, 2001, at an estimated cost of approximately $1.500 million.

     As of January 31, 2000, approximately $21.777 million of the Company's total indebtedness accrued interest at variable rates tied to the respective bank's prime lending rate. As such, the Company is subject to fluctuations in interest rates that could have a negative impact on the net income of the Company. In addition, it is likely that future indebtedness incurred by the Company will be at variable rates which could impact the Company's ability to consummate significant acquisitions in the future.

Risk Factors

     The Company does not provide forecasts of potential future financial performance. While the Company's management is optimistic about the Company's long-term prospects, the following issues and uncertainties, among others, should be considered in evaluating its growth outlook.

     No Assurance of  Successful  Expansion.  The Company  intends to expand its outdoor advertising operations, and to continue to expand its gasoline wholesaling activities. Although the Company's existing operations are based primarily in the Southwest, the Company's current expansion plans include consideration of acquisition opportunities in both the Southwest and other geographic regions of the United States. However, there can be no assurance that suitable acquisitions can be identified, and the Company is likely to face competition from other companies for available acquisition opportunities. Any such acquisition would be subject to negotiation of definitive agreements, appropriate financing arrangements and performance of due diligence.

There can be no assurance that the Company will be able to complete such acquisitions, obtain acceptable financing, or any required consent of its bank lenders, or that such acquisitions, if completed, can be integrated successfully into the Company's existing operations. The success of the Company's expansion program will depend on a number of factors, including the availability of sufficient capital, the identification of appropriate expansion opportunities, the Company's ability to attract and retain qualified employees and management, and the continuing profitability of existing operations. There can be no assurance that the Company will achieve its planned expansion or that any expansion will be profitable.

     Need for Additional Financing. In order to successfully implement the Company's growth strategy, the Company may need to seek additional financing from external sources. The Company has been able to secure financing for the acquisition of additional assets from commercial lenders in amounts up to 100% of the fair market value of the acquired assets. However, there can be no assurance that such additional financing will be available in the future on terms acceptable to the Company. The Company anticipates that any financing which it does secure may impose certain financial and other restrictive covenants upon the Company and its operations.

     Impact of Acquisitions. Any acquisition by the Company may result in potentially dilutive issuances of equity securities, the incurrence of additional debt, and amortization of expenses related to goodwill and intangible assets, all of which could adversely effect the Company's profitability. Acquisitions involve numerous risks, such as the diversion of the attention of the Company's management from other business concerns, the entrance of the Company into markets in which it has had no or only limited experience, and the potential loss of key employees of the acquired company, all of which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to successfully integrate any acquired companies or assets into its existing operations, which could increase the Company's operating expenses in the short-term and materially and adversely affect the Company's results of operations.

     Dependence on Third Party Relationships. The Company is dependent on a number of third party relationships under which it offers brand name and other products at its travel centers. These brand name relationships include the Company's distributorship relationships with CITGO and EXXON and its existing franchise agreements with Dairy Queen/Brazier and Stuckey's. The Company's existing operations and plans for future growth anticipate the continued existence of such relationships. There can be no assurance that the agreements that govern these relationships will not be terminated. Several of these agreements contain provisions that prohibit the Company from offering additional products or services that are competitive to those of its suppliers. Although the Company does not currently anticipate having to forego a significant business opportunity in order to comply with such agreements, there can be no assurance that adherence to existing agreements will not prevent the Company from pursuing opportunities that management would otherwise deem advisable. The Company also relies upon several at-will relationships with various third parties for much of its souvenir and gift merchandise. Although the Company believes it has good relationships with its suppliers, there can be no assurance that the Company will be able to maintain relationships with suppliers of suitable merchandise at appropriate prices and in sufficient quantities.

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

     Seasonality and Other Factors; Quarterly Fluctuations. The Company's travel center operations are subject to seasonal fluctuations, and revenues may be affected by many factors, including weather, holidays and the price of alternative travel modes. The Company's revenues and earnings may experience substantial fluctuations from quarter to quarter.

     Potential Adverse Effects of Government Regulation of Travel Centers. Each of the Company's food service operations is subject to licensing and regulation by a number of governmental authorities, including regulations relating to health, safety, cleanliness and food handling, as well as federal and state laws governing such matters as working conditions, overtime, tip credits and minimum wages. The Company's travel center operations are also subject to extensive laws and regulations governing the sale of tobacco and fireworks in its New Mexico travel centers. Such regulations include certain mandatory licensing procedures and the ongoing compliance measures, as well as special sales tax measures. The Company believes that operations at its fifteen travel centers comply with all applicable licensing and regulatory requirements. Any failure to comply with applicable regulations, or the adoption of additional regulations or changes in existing regulations could impose additional compliance costs on the Company, require a cessation of certain activities or otherwise have a material adverse effect on the Company's business and results of operations.

     Environmental Risks. The Company is subject to federal, state and municipal laws and regulations governing the use, storage, handling, and disposal of its petroleum products. While the Company believes that it is compliant with environmental laws and regulations, the risk of accidental contamination to the environment or injury can not be eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the available resources of the Company. The Company could be required to incur significant costs to comply with environmental laws and regulations that may be enacted in the future.

     Potential Adverse Effects of Government Regulation of Outdoor Advertising. Outdoor advertising displays are subject to regulation by federal, state and local governmental agencies. These regulations, in some cases, limit the height, size, and location of billboards and, in limited circumstances, regulate the content of the advertising copy displayed on the billboards, particularly with respect to tobacco advertising. Some governmental regulations prohibit the construction of new billboards or the replacement, relocation, enlargement, or upgrading of existing structures. Some cities have adopted amortization ordinances under which, after the expiration of a specified period of time, billboards must be removed at the owner's expense and without the payment of compensation. Due to the location of its billboard structures outside smaller metropolitan and rural areas, the Company has not been materially affected by such ordinances to date. However, there can be no assurance that the Company's billboard structures will not become subject to similar ordinances in the future. Ordinances requiring the removal of a billboard without compensation, whether through amortization or otherwise, are being challenged in various state and federal courts with conflicting results. Although, to date, the Company has been adequately compensated for any of its structures removed at the direction of governmental authorities, future changes in such regulations as well as others applicable to the Company's outdoor advertising operations, could have a material adverse effect on the Company's business and results of operations.

Other Uncertainties

     Other operating, financial or legal risks or uncertainties are discussed in this Form 10-K in specific context and the Company is subject to the financial or legal risks or uncertainties discussed in other documents filed by the Company with the Securities and Exchange Commission. In addition, the Company is also subject to general economic risks, and other risks and uncertainties.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The principal market risks to which the Company is exposed to are interest rates on the Company's debt. The Company's interest sensitive liabilities are its debt instruments. Variable interest on short-term debt equals LIBOR plus the applicable margin. Long-term debt bears interest at variable rates based primarily on the prime rate. Because the prime rate or LIBOR may increase or decrease at any time, the Company is exposed to market risk as a result of the impact that changes in these base rates may have on the interest rate applicable to borrowings. Increases (decreases) in the interest rates applicable to borrowings would result in increased (decreased) interest expense and a reduction (increase) in the Company's net income and cash flow. Management does not, however, believe that any risk inherent in the variable rate nature of its debt is likely to have a material effect on the Company's financial position or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Following on next page.

                           BOWLIN OUTDOOR ADVERTISING
                          & TRAVEL CENTERS INCORPORATED
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                            January 31, 2000 and 1999

                   (With Independent Auditors' Report Thereon)

                           BOWLIN OUTDOOR ADVERTISING
                          & TRAVEL CENTERS INCORPORATED
                                AND SUBSIDIARIES


                                Table of Contents




                                                                            Page

Independent Auditors' Report                                                  F1

Financial Statements:
      Consolidated Balance Sheets                                             F2
      Consolidated Statements of Income                                       F3
      Consolidated Statements of Stockholders' Equity                         F4
      Consolidated Statements of Cash Flows                                F5-F6

Notes to Consolidated Financial Statements                                F7-F23

                          Independent Auditors' Report




The Board of Directors
BOWLIN Outdoor Advertising
    & Travel Centers Incorporated:

We have audited the accompanying consolidated balance sheets of BOWLIN Outdoor Advertising & Travel Centers Incorporated and subsidiaries as of January 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended Januar 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BOWLIN Outdoor Advertising & Travel Centers Incorporated and subsidiaries as of January 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2000, in conformity with generally accepted accounting principles.

                                    KPMG LLP

April 11, 2000
Albuquerque, New Mexico



                                       F1

                           BOWLIN OUTDOOR ADVERTISING
                          & TRAVEL CENTERS INCORPORATED
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                            January 31, 2000 and 1999



                                  Assets                                             2000                1999
                                                                               -----------------   -----------------
Current assets:
    Cash and cash equivalents                                               $         1,559,412           2,198,520
    Accounts receivable, net                                                          1,153,786           1,461,745
    Accounts receivable - related parties                                               122,121              48,412
    Inventories                                                                       3,534,130           3,688,992
    Prepaid expenses                                                                    679,386             703,321
    Income taxes                                                                        849,471             530,796
    Notes receivable - related parties, current maturities (note 2)                      13,512              12,637
    Other current assets                                                                 13,328               9,051
                                                                               -----------------   -----------------
               Total current assets                                                   7,925,146           8,653,474
                                                                               -----------------   -----------------
Notes receivable - related parties, less current maturities (note 2)                         --                 875
Property and equipment, net (notes 3, 5 and 7)                                      30,556,073          26,424,741
Intangibles, net (note 4)                                                             2,024,141           2,338,229
Other assets                                                                            275,510              72,037
                                                                               -----------------   -----------------
               Total assets                                                 $        40,780,870          37,489,356
                                                                               =================   =================

                   Liabilities and Stockholders' Equity

Current liabilities:
    Short-term borrowings, bank (note 6)                                    $           241,963                  --
    Current installments of long-term debt (note 7)                                   1,502,814           1,248,078
    Accounts payable                                                                  1,417,326           1,393,100
    Accrued salaries                                                                    211,295             176,588
    Accrued liabilities                                                                 243,341             218,760
    Deferred income                                                                     142,294             121,550
                                                                               -----------------   -----------------
               Total current liabilities                                              3,759,033           3,158,076
Deferred income taxes (note 10)                                                         898,100             427,000
Long-term debt, less current installments (note 7)                                   20,885,415          19,004,046
                                                                               -----------------   -----------------
               Total liabilities                                                     25,542,548          22,589,122
                                                                               -----------------   -----------------
Stockholders' equity:
    Common stock, $.001 par value; authorized 100,000,000
       shares; issued and outstanding 4,384,848 shares                                    4,385               4,385
    Additional paid-in capital                                                       11,604,303          11,604,303
    Retained earnings                                                                 3,629,634           3,291,546
                                                                               -----------------   -----------------
               Total stockholders' equity                                            15,238,322          14,900,234
Commitments and contingencies (notes 11 and 12)
                                                                               -----------------   -----------------
               Total liabilities and stockholders' equity                   $        40,780,870          37,489,356
                                                                               =================   =================

See accompanying notes to consolidated financial statements.

                                       F2

                           BOWLIN OUTDOOR ADVERTISING
                          & TRAVEL CENTERS INCORPORATED
                                AND SUBSIDIARIES

                        Consolidated Statements of Income


                                                                           Year ended January 31,
                                                          -----------------------------------------------------------
                                                                2000                1999                 1998
                                                          -----------------   ------------------   ------------------

Gross sales                                            $        35,004,457           30,578,015           27,439,398
Less discounts on sales                                            386,622              283,264              279,943
                                                          -----------------   ------------------   ------------------
             Net sales                                          34,617,835           30,294,751           27,159,455
Cost of goods sold                                              22,350,258           18,848,146           17,531,203
                                                          -----------------   ------------------   ------------------
             Gross profit                                       12,267,577           11,446,605            9,628,252
General and administrative expense                              (8,069,072)          (7,479,568)          (6,567,940)
Depreciation and amortization                                   (2,525,571)          (1,895,035)          (1,149,694)
Other operating income                                              30,661                7,345               89,732
                                                          -----------------   ------------------   ------------------
             Operating income                                    1,703,595            2,079,347            2,000,350
Other income (expense):
    Interest income                                                 95,570              128,446              268,555
    Gain on sale of property and equipment                           6,013               10,580              200,600
    Gain from insurance proceeds                                   711,805                   --                   --
    Interest expense                                            (1,934,395)          (1,108,263)            (722,117)
                                                          -----------------   ------------------   ------------------
             Total other income (expense)                       (1,121,007)            (969,237)            (252,962)
                                                          -----------------   ------------------   ------------------
             Income before income taxes                            582,588            1,110,110            1,747,388
Income taxes (note 10)                                             244,500              437,500              678,200
                                                          -----------------   ------------------   ------------------
             Net income                                $           338,088              672,610            1,069,188
                                                          =================   ==================   ==================

Basic and diluted earnings per share                   $              0.08                 0.15                 0.24
                                                          =================   ==================   ==================


See accompanying notes to consolidated financial statements.





                                       F3

                           BOWLIN OUTDOOR ADVERTISING
                          & TRAVEL CENTERS INCORPORATED
                                AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity
                   Years ended January 31, 2000, 1999 and 1998


                                                             Common        Additional
                                          Number of          stock,         paid-in        Retained
                                            shares           at par         capital        earnings         Total
                                         -------------    -------------   -------------  -------------   -------------

Balance at January 31, 1997                 4,384,848    $       4,385      11,604,303      1,549,748      13,158,436
Net income                                         --               --              --      1,069,188       1,069,188
                                         -------------    -------------   -------------  -------------   -------------

Balance at January 31, 1998                 4,384,848            4,385      11,604,303      2,618,936      14,227,624
Net income                                         --               --              --        672,610         672,610
                                         -------------    -------------   -------------  -------------   -------------

Balance at January 31, 1999                 4,384,848            4,385      11,604,303      3,291,546      14,900,234
Net income                                         --               --              --        338,088         338,088
                                         -------------    -------------   -------------  -------------   -------------

Balance at January 31, 2000                 4,384,848    $       4,385      11,604,303      3,629,634      15,238,322
                                         =============    =============   =============  =============   =============



See accompanying notes to consolidated financial statements




                                       F4

                           BOWLIN OUTDOOR ADVERTISING
                          & TRAVEL CENTERS INCORPORATED
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                              Year ended January 31,
                                                                 ---------------------------------------------------
                                                                      2000              1999              1998
                                                                 ----------------  ---------------   ---------------

Cash flows from operating activities:
   Net income                                                  $         338,088          672,610         1,069,188
   Adjustments to reconcile net income to
      net cash provided by operating activities:
        Depreciation and amortization                                  2,525,571        1,895,035         1,149,694
        Income from partnership investment                                (1,408)          (3,025)               --
        Gain on sale of assets                                            (6,013)         (10,580)         (200,600)
        Gain from insurance proceeds                                    (711,805)              --                --
        Deferred income taxes                                            471,100          249,700           134,700
        Imputed interest                                                  10,402           27,049                --
        Minority interest                                                     --               --          (205,366)
        Changes  in  operating  assets  and  liabilities,
          net of effects from acquisitions:
             Accounts receivable                                         234,250         (874,690)         (139,851)
             Inventories                                                 154,862         (535,304)         (397,098)
             Prepaid expenses and other                                  (82,891)        (153,711)           28,230
             Accounts payable and accrued liabilities                     83,514           58,602           221,884
             Deferred income                                              20,744           44,919           (27,556)
             Income taxes                                               (318,675)        (440,803)         (235,065)
                                                                 ----------------  ---------------   ---------------
               Net cash provided by operating activities               2,717,739          929,802         1,398,160
                                                                 ----------------  ---------------   ---------------
Cash flows from investing activities:
   Capital received from (contributed to) partnership                     21,400               --            (4,205)
   Proceeds from sale/condemnation of assets                             191,545           20,813           703,201
   Proceeds from insurance                                             1,086,865               --                --
   Business acquisitions                                              (1,515,951)      (2,312,232)       (5,845,000)
   Purchases of property and equipment                                (5,390,906)      (4,366,462)       (2,208,435)
   Franchise fee payments                                                     --          (25,000)               --
   Notes receivable, net                                                (117,466)          43,196             6,168
                                                                 ----------------  ---------------   ---------------
               Net cash used in investing activities                  (5,724,513)      (6,639,685)       (7,348,271)
                                                                 ----------------  ---------------   ---------------
Cash flows from financing activities:
   Short-term borrowings, net                                            241,963         (745,000)          745,000
   Payments on long-term debt                                         (1,558,534)        (665,720)       (1,015,530)
   Payments for debt issuance costs                                           --         (941,649)               --
   Proceeds from borrowings                                            3,684,237        6,207,442         2,755,000
                                                                 ----------------  ---------------   ---------------
               Net cash provided by financing activities               2,367,666        3,855,073         2,484,470
                                                                 ----------------  ---------------   ---------------
               Net decrease in cash and cash equivalents                (639,108)      (1,854,810)       (3,465,641)
Cash and cash equivalents at beginning of period                       2,198,520        4,053,330         7,518,971
                                                                 ----------------  ---------------   ---------------

Cash and cash equivalents at end of period                     $       1,559,412        2,198,520         4,053,330
                                                                 ================  ===============   ===============

                                                                     (Continued)
                                       F5

                           BOWLIN OUTDOOR ADVERTISING
                          & TRAVEL CENTERS INCORPORATED
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                              Year ended January 31,
                                                                 ---------------------------------------------------
                                                                      2000              1999              1998
                                                                 ----------------  ---------------   ---------------

Supplemental disclosure of cash flow information:
   Interest paid                                               $       2,004,924        1,040,446           722,986
                                                                 ================  ===============   ===============

   Income taxes paid                                           $          92,000          628,603           778,565
                                                                 ================  ===============   ===============
   Noncash investing and financing activities:
      Acquisition  of land and outdoor  advertising
      assets in exchange for long-term debt                    $              --        5,570,000         1,275,000
                                                                 ================  ===============   ===============

      Disposition of land and buildings in exchange for
        assumption of long-term debt of subsidiary             $              --               --       (1,090,910)
                                                                 ================  ===============   ===============
      Acquisition of covenants not-to-compete in exchange for
      long-term debt                                           $              --          210,438           284,763
                                                                 ================  ===============   ===============


      Acquisitions - fair value of assets  acquired and  liabilities  assumed at the date of the acquisitions were as follows:
          Accounts receivable                                  $           3,451           56,251            73,941
          Prepaid expenses                                                    --           99,065            15,057
          Billboards                                                   1,462,500        2,051,916         4,735,000
          Machinery and equipment                                             --           55,000           163,500
          Excess of purchase price over fair value of
              assets acquired                                                 --               --           863,000
          Covenants not-to-compete                                        50,000           50,000            10,000
          Accounts payable                                                    --                --          (15,498)
                                                                 ================  ===============   ===============


See accompanying notes to consolidated financial statements.





                                       F6

                           BOWLIN OUTDOOR ADVERTISING
                          & TRAVEL CENTERS INCORPORATED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            January 31, 2000 and 1999


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

          The Company's principal business activities include the operation of outdoor billboard advertising displays which are situated on interstate highways, primarily in the Southwestern United States. In addition to the outdoor billboard advertising displays, the Company operates full-service travel centers and restaurants which offer brand name food and gasoline, and a unique variety of Southwestern merchandise to the traveling public in the Southwestern United States.

          The Company previously held a majority general partnership interest in the Los Cuatros Apartments Limited Partnership (Los Cuatros) together with a limited partnership interest. The partnership owned and leased an apartment complex in Las Cruces, New Mexico. The partnership was formed in January 1991 and had a December 31 fiscal year end. On June 16, 1997, the Company sold Los Cuatros to an unrelated third party.

     (b)  Principles of Consolidation

          The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiary BMI, Inc. and its majority owned subsidiary Los Cuatros. Los Cuatros is included from February 1, 1997 through June 16, 1997. All material intercompany transactions have been eliminated.

     (c)  Cash and Cash Equivalents

          The Company considers all liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     (d)  Accounts   Receivable  and  Allowance  for  Doubtful   Accounts

          Trade receivables are stated at face amount less the related allowance for doubtful accounts.

                                                                     (Continued)
                                       F7

                           BOWLIN OUTDOOR ADVERTISING
                          & TRAVEL CENTERS INCORPORATED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            January 31, 2000 and 1999

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

          Debt issuance costs are deferred and amortized over the terms of the respective borrowings on a straight-line basis for the revolving portion and the interest method for the term note portion.

          Franchise fees are amortized on a straight-line basis over the shorter of the life of the related franchise agreements or the periods estimated to be benefited, ranging from fifteen to twenty-five years.

     (h)  Sales and Cost Recognition

          Sales of merchandise are recognized at the time of sale and the associated costs of the merchandise are included in cost of sales.

          Revenues from rental of billboard space are recognized on an accrual basis ratably over the terms of the contracts as advertising services are provided.

     (i)  Deferred Income

          Deferred income consists principally of advertising revenue received in advance. Deferred advertising revenue is recognized in income as services are provided over the term of the contract.

                                                                     (Continued)
                                       F8

                           BOWLIN OUTDOOR ADVERTISING
                          & TRAVEL CENTERS INCORPORATED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            January 31, 2000 and 1999

     (j)  Income  Taxes

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

     (k)  Stock  Option Plan

          The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretation. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, permits entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 has been applied. The Company has elected to continue to apply the provisions of the APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

     (l)  Impairment of Long-lived  Assets and Long-lived  Assets to Be Disposed
          Of

          The Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount of fair value less costs to sell.

     (m)  Financial Instruments

          The Company's financial instruments are cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued liabilities, short-term borrowings, and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued liabilities, short-term borrowings, and long-term debt approximate fair value.

                                                                     (Continued)
                                       F9

                           BOWLIN OUTDOOR ADVERTISING
                          & TRAVEL CENTERS INCORPORATED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            January 31, 2000 and 1999

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

     (p)  Earnings Per Share

          Basic earnings per share of common stock is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated in the same manner as basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding, assuming the exercise of all employee stock options that would have had a dilutive effect on earnings per share. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the years ended January 31, 2000, 1999 and 1998 follows:

                                                                                         2000
                                                                -------------------------------------------------------
                                                                     Income              Shares           Per share
                                                                   (numerator)       (denominator)          amount
                                                                ------------------ -------------------  ---------------
              Basic EPS - net income                          $       338,088           4,384,848      $      .08
              Effect of dilutive securities -                                                           ===============
                  stock options                                            --               4,715
                                                                ------------------ -------------------
              Diluted EPS - net income                        $       338,088           4,389,563      $      .08
                                                                ================== ===================  ===============

                                                                     (Continued)
                                      F10

                           BOWLIN OUTDOOR ADVERTISING
                          & TRAVEL CENTERS INCORPORATED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            January 31, 2000 and 1999

                                                                                         1999
                                                                -------------------------------------------------------
                                                                     Income              Shares           Per share
                                                                   (numerator)       (denominator)          amount
                                                                ------------------ -------------------  ---------------
              Basic EPS - net income                          $      672,610            4,384,848      $      .15
              Effect of dilutive securities -                                                           ===============
                  stock options                                           --                2,488
                                                                ------------------ -------------------
              Diluted EPS - net income                        $      672,610            4,387,336      $      .15
                                                                ================== ===================  ===============


                                                                                         1998
                                                                -------------------------------------------------------
                                                                     Income              Shares           Per share
                                                                   (numerator)       (denominator)          amount
                                                                ------------------ -------------------  ---------------
              Basic EPS - net income                          $     1,069,188           4,384,848      $      .24
              Effect of dilutive securities -
                  stock options                                            --                  --
                                                                ------------------ -------------------
              Diluted EPS - net income                        $     1,069,188           4,384,848     $       .24
                                                                ================== ===================  ===============


              Options to purchase 247,000, 259,000 and 301,500 shares of common stock were outstanding during the years ended January 31, 2000, 1999 and 1998, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire December 2006, were still outstanding at January 31, 2000.

(2) Notes Receivable - Related Parties

     Notes receivable - related parties consist of the following at January 31:

                                                                                           2000              1999
                                                                                      ---------------   ---------------

       Stockholder, due on demand, plus interest at 7%, unsecured                   $      10,012            10,012
       Employees, receivable in annual installments totaling $875 plus interest
           at 10%, unsecured                                                                3,500             3,500
                                                                                      ---------------   ---------------
                     Subtotal                                                              13,512            13,512
       Less current maturities                                                             13,512            12,637
                                                                                      ===============   ===============
                                                                                    $          --               875
                                                                                      ===============   ===============

                                                                     (Continued)
                                      F11

                           BOWLIN OUTDOOR ADVERTISING
                          & TRAVEL CENTERS INCORPORATED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            January 31, 2000 and 1999

(3)  Property and Equipment

     Property and equipment, at cost, consists of the following at January 31:


                                                     Estimated life                 2000                 1999
                                                       (years)
                                                  ----------------------     -------------------  -------------------
       Land                                                ---             $        3,239,255            2,371,490
       Buildings and improvements                        10 - 40                    8,391,938            6,502,420
       Machinery and equipment                            3 - 10                    6,915,401            5,901,088
       Autos, trucks and mobile homes                     3 - 10                    2,077,036            2,047,988
       Billboards on operating leases                    15 - 20                   23,632,676           19,886,104
       Billboards                                        15 - 20                      941,274              817,819
                                                  ======================     -------------------  -------------------
                 Subtotal, at cost                                                 45,197,580           37,526,909
       Less accumulated depreciation                                              (15,268,102)         (13,119,953)
       Construction in progress                                                       626,595            2,017,785
                                                                             ===================  ===================
                                                                           $       30,556,073           26,424,741
                                                                             ===================  ===================

     Through January 31, 2000, the Company received proceeds from insurance totaling $1,086,865 to replace assets destroyed by a fire at the Company's headquarters during November 1998 which resulted in recognition of a $711,805 gain.

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

(4) Intangible Assets

    Intangible assets, at cost, consist of the following at January 31:


                                                                                       2000               1999
                                                                                 -----------------  -----------------
        Excess of purchase price over fair value of assets acquired          $         863,000            863,000
        Covenants not-to-compete                                                       645,093            555,201
        Franchise fees                                                                 183,000            234,500
        Debt issuance costs                                                            941,649            941,649
                                                                                 -----------------  -----------------
                                                                                     2,632,742          2,594,350
        Less accumulated amortization                                                 (608,601)          (256,121)
                                                                                 =================  =================
        Intangible assets, net                                               $       2,024,141          2,338,229
                                                                                 =================  =================

                                                                     (Continued)
                                      F12

                           BOWLIN OUTDOOR ADVERTISING
                          & TRAVEL CENTERS INCORPORATED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            January 31, 2000 and 1999

(5)  Billboard Rental Income

     Included in property and equipment in the consolidated balance sheets of the Company are billboards on operating leases. The billboards are owned by the Company and the advertising space is leased to others. See note 12 regarding land leased from others by the Company for billboard use.

     Minimum future rental income on noncancelable billboard leases in effect as of January 31, 2000 is as follows:

                                              Year ending January 31:
                                   --------------------------------------------
                                                       2001                         $     5,349,260
                                                       2002                               1,671,779
                                                       2003                                 177,052
                                                       2004                                  23,942
                                                       2005                                   9,090
                                                                                     ------------------
                                                      Total                         $     7,231,123
                                                                                     ==================

(6)  Short-term Borrowing, Bank

     In November 1998, the Company entered into a credit agreement with one of its existing lenders including a line of credit in the amount of $10,000,000 to fund purchases of existing outdoor advertising business and/or billboard properties and a working capital line of $2,000,000. Each note will bear interest based on the LIBOR 90 day rate index (7.90 percent at January 31, 2000). As of January 31, 2000, there was $241,963 drawn on this credit agreement.

(7) Long-term Debt

    Long-term debt is as follows:

                                                                                          2000               1999
                                                                                    -----------------  -----------------
       Due  bank,  maturity  November  2005,  variable  interest  (8.50%  at
           January 31, 2000), monthly  installments of $143,114,  secured by
           buildings, equipment, and billboards                                   $      11,088,869         11,858,362
       Due  bank,  maturity  November  2005,  variable  interest  (8.50%  at
           January 31, 2000),  monthly  installments of $15,000,  secured by
           billboards                                                                     2,472,812          2,500,000
       Due  bank,   maturity  January  2006,  variable  interest  (8.43%  at
           January 31,  2000),  interest only through January 2000,  monthly
           installments of $8,300, secured by billboards                                  1,500,000          1,500,000
       Due  bank,   maturity  March  2006,   variable   interest  (8.68%  at
           January 31,  2000),  interest  only through  March 2000,  monthly
           installments of $8,700 secured by billboards                                  1,350,000                 --
       Due bank,  maturity  January 31, 2007,  variable  interest  (8.47% at
           January 31,  2000),  interest only through January 2000,  monthly
           installments of $9,938, secured by billboards                                 1,408,037                 --


                                                                     (Continued)
                                      F13

                           BOWLIN OUTDOOR ADVERTISING
                          & TRAVEL CENTERS INCORPORATED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            January 31, 2000 and 1999


                                                                                    -----------------  -----------------
       Due  bank,   maturity  October  2013,  variable  interest  (8.50%  at
           January 31,  2000),  monthly  installments of $9,860,  secured by
           land and buildings                                                     $        941,732            978,428
       Due  bank,   maturity  October  2013,  variable  interest  (8.50%  at
           January 31,  1999),  monthly  installments of $6,329,  secured by
           land and buildings                                                              606,494            629,740
       Due bank,  maturity  January  2005,  variable  interest at index rate
           (8.00% at  January  31,  2000),  monthly  installments  of $6,883
           secured by buildings and equipment                                              667,858            694,792
       Due bank,  maturity May 2005, variable interest at index rate plus .5
           (8.50% at  January 31,  2000),  monthly  installments  of $8,614,
           secured by buildings and equipment                                              732,194            774,006
       Due banks and other financing companies,  with maturity dates ranging from  2000 to 2013.  Most bear  interest  at  adjustable  rate of
           7.75% with  certain  fixed rate notes at 8.9%.  Monthly  payments
           totaling  $19,188.  Secured by land,  buildings,  equipment,  and             1,361,407            933,811
           inventories
       Due  individuals,  various  payment  schedules with maturity dates in
           2003,  including  interest ranging from 8.00% to 10.00%.  Monthly
           payments totaling $3,818.  Secured by land and buildings                        136,539            168,234
       Due individuals,  maturity dates in 2008,  including imputed interest
           at 8.50%, annual payments totaling $20,000; unsecured                           122,287            214,751
                                                                                    -----------------  -----------------

                                                                                        22,388,229         20,252,124
       Less current maturities                                                           1,502,814          1,248,078
                                                                                    -----------------  -----------------
                                                                                  $     20,885,415         19,004,046
                                                                                    =================  =================


       Future maturities of long-term debt are as follows:


                                           2001                               $        1,502,814
                                           2002                                        1,772,744
                                           2003                                        1,898,835
                                           2004                                        1,983,089
                                           2005                                        2,063,792
                                           Thereafter                                 13,166,955
                                                                                  -----------------
                                                        Total                 $       22,388,229
                                                                                  =================

     On November 10, 1998, the Company entered into a credit agreement with one of its existing lenders for a new term note in the amount of $12,000,000 which was used to refinance approximately $8,500,000 of existing borrowings and to provide funds for working capital.

                                                                     (Continued)
                                      F14

                           BOWLIN OUTDOOR ADVERTISING
                          & TRAVEL CENTERS INCORPORATED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            January 31, 2000 and 1999

(8)  Stockholders' Equity

     In December 1996, the Company completed an initial public offering of 1,100,000 shares of common stock at $8.00 per share. Concurrent with the closing of the initial public offering, the Company issued a five-year nonredeemable option to purchase up to 93,500 shares of common stock at an exercise price equal to 120 percent of the offering price, or $9.60 per share to the underwriter. The option became exercisable in December 1997. As of January 31, 2000, the option has not been exercised.

(9)  Stock Option Plan

     On September 27, 1996, the Company  adopted the 1996 Stock Option Plan (the
     Plan) pursuant to which the Company's board of directors may grant stock options to officers and key employees. The Plan authorizes grants of options to purchase shares of authorized but unissued common stock up to an amount equal to ten percent of issued and outstanding shares of common stock (438,485 shares as of January 31, 2000). Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All stock options expire in ten years and vest, and become fully exercisable as determined by the board at time of grant.

     At January 31, 2000, there were 485 additional shares available for grant under the Plan. The per share weighted-average fair value of stock options granted during 2000 was $1.69 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield 0.0 percent, expected volatility of 70 percent, risk-free interest rate of 7 percent, and an expected life of 2 years.

     The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below for the years ended January 31:

                                                                        2000             1999              1998
                                                                   ---------------  ---------------   ---------------

       Net income (loss)                         As reported     $      338,088          672,610         1,069,188
                                                  Pro forma            (194,888)         410,971           764,626

       Earnings (loss) per basic and             As reported                .08              .15               .24
           diluted share                          Pro forma                (.04)             .09               .17
                                                                   ===============  ===============   ===============

                                                                     (Continued)
                                      F15

                           BOWLIN OUTDOOR ADVERTISING
                          & TRAVEL CENTERS INCORPORATED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            January 31, 2000 and 1999

       Stock option activity during the periods indicated is as follows


                                                      Number of        Weighted-average
                                                       shares           exercise price
                                                   ----------------   --------------------

       Balance at January 31, 1997                       362,000    $          8.20
           Forfeited                                     (60,500)              8.00
                                                   ----------------
       Balance at January 31, 1998                       301,500               8.24
           Forfeited                                     (42,500)              8.00
                                                   ----------------
       Balance at January 31, 1999                       259,000               8.28
           Granted                                       191,000               4.00
           Forfeited                                     (12,000)              8.00
                                                   ================
       Balance at January 31, 2000                       438,000    $          6.42
                                                   ================



     At January 31, 2000, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $4.00 - $8.80 and
     8.05 years, respectively.

     At January 31, 2000, 1999 and 1998, the number of options exercisable was 438,000, 16,000 and 8,000, respectively, and the weighted-average exercise price of those options was $6.42, $8.00 and $8.00, respectively.

(10) Income Taxes

     Income taxes consist of the following for the years ended January 31:


                                                   Current                Deferred                Total
                                              -------------------   ---------------------  --------------------
       2000:
           U.S. Federal                    $          (188,800)              392,500                203,700
           State and local                             (37,800)               78,600                 40,800
                                              -------------------   ---------------------  --------------------
                                           $          (226,600)              471,100                244,500
                                              ===================   =====================  ====================
       1999:
           U.S. Federal                    $           156,500               208,000                364,500
           State and local                              31,300                41,700                 73,000
                                              -------------------   ---------------------  --------------------
                                           $           187,800               249,700                437,500
                                              ===================   =====================  ====================
       1998:
           U.S. Federal                    $           452,800               112,200                565,000
           State and local                              90,700                22,500                113,200
                                              -------------------   ---------------------  --------------------
                                           $           543,500               134,700                678,200
                                              ===================   =====================  ====================

                                                                     (Continued)
                                      F16

                           BOWLIN OUTDOOR ADVERTISING
                          & TRAVEL CENTERS INCORPORATED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            January 31, 2000 and 1999

     Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income as a result of the following factors:

                                                                    Year ended January 31,
                                                  -------------------------------------------------------------
                                                         2000                 1999                 1998
                                                  -------------------  -------------------  -------------------
       Computed "expected" tax                  $          198,080              377,437              594,112
       State income taxes, net of federal                   26,926               48,175               74,682
           tax benefit
       Other                                                19,494               11,888                9,406
                                                  -------------------  -------------------  -------------------
                 Total                          $          244,500              437,500              678,200
                                                  ===================  ===================  ===================


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows at January 31:

                                                                              2000                  1999
                                                                        ------------------   -------------------
       Deferred tax assets:
           Compensated absences, principally due to accrual for
             financial reporting purposes                              $         45,730               18,540
           Other                                                                 15,600               15,600
                                                                        ------------------   -------------------
                 Total gross deferred tax assets                                 61,330               34,140
       Less valuation allowance                                                      --                    --
                                                                        ------------------   -------------------
                 Net deferred tax assets                                         61,330               34,140
                                                                        ------------------   -------------------
       Deferred tax liabilities:
           Property and equipment, principally due to
             differences in depreciation                                       (954,430)            (456,040)
           Other                                                                 (5,000)              (5,100)
                                                                        ------------------   -------------------
           Total gross deferred liabilities                                    (959,430)            (461,140)
                                                                        ------------------   -------------------
                 Net deferred tax liability                            $       (898,100)            (427,000)
                                                                        ==================   ===================


     There was no valuation allowance for deferred tax assets as of February 1, 1999, 1998 or 1997. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

                                                                     (Continued)
                                      F17

                           BOWLIN OUTDOOR ADVERTISING
                          & TRAVEL CENTERS INCORPORATED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            January 31, 2000 and 1999

(11) Profit Sharing Plan

     The Company maintains a qualified defined contribution profit sharing plan that covers substantially all employees. The plan year end is December 31. The elected salary reduction is subject to limits as defined by the Internal Revenue Code. The Company provides a matching contribution and additional discretionary contributions as determined by resolution of the board of directors. Legal and accounting expenses related to the plan are absorbed by the Company. The Company's contributions to the profit sharing plan were $77,739, $54,419 and $56,974 in fiscal 2000, 1999 and 1998, respectively.

(12) Commitments and Contingencies

     The  Company  leases  land at several of its  retail  operating  locations.
     Included in general and administrative expenses in the accompanying consolidated statements of income is rental expense for these land leases of $419,176, $370,761 and $306,283 for the years ended January 31, 2000,
     1999 and 1998, respectively.

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

     Future minimum rental payments under these leases are as follows:


                                             Year ending January 31:
                                   --------------------------------------------
                                             2001                                   $       126,658
                                             2002                                           114,658
                                             2003                                           114,658
                                             2004                                            84,658
                                             2005                                            84,658
                                             Thereafter                                     370,658
                                                                                     ------------------
                                                      Total                         $       895,948
                                                                                     ==================

                                                                     (Continued)
                                      F18

                           BOWLIN OUTDOOR ADVERTISING
                          & TRAVEL CENTERS INCORPORATED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            January 31, 2000 and 1999

     The Company has entered into various land operating leases for billboard space. These leases require minimum annual rentals and range from terms of 1-5 years. Rent expense was $1,222,604, $872,946 and $753,926 for the years ended January 31, 2000, 1999 and 1998, respectively. At January 31, 2000 and 1999, the Company had prepaid on these leases in the amounts of $609,817 and $426,128, respectively. See note 5 regarding billboard advertising space leased to others by the Company.

     Minimum future rental payments under these leases are as follows:

                                             Year ending January 31:
                                   --------------------------------------------
                                             2001                                   $     1,018,724
                                             2002                                           801,265
                                             2003                                           668,698
                                             2004                                           583,274
                                             2005                                           499,963
                                             Thereafter                                     446,799
                                                                                     ------------------
                                                      Total                         $     4,018,723
                                                                                     ==================

(13) Related Party Transactions (See note 2)

     An individual who is an officer and stockholder in the Company is also an officer and stockholder in Stuckey's Corporation (Stuckey's). The Company paid Stuckey's franchise fees for four stores in the amount of $34,029, $36,356 and $35,690 for January 31, 2000, 1999 and 1998, respectively.
     Franchise fees are included in general and administrative expenses in the accompanying consolidated statements of income.

     During the years ended January 31, 2000, 1999 and 1998, wholesale gasoline distribution sales totaling $1,328,418, $1,227,681 and $916,733 were sold to a Stuckey's franchise travel center not owned by the Company. The travel center is owned by the daughter of an individual who is a stockholder in the Company. As of January 31, 2000 and 1999, amounts due from this travel center totaled $122,121 and $48,412, respectively.

(14) Segment Information

     Travel center operations, which represents 78% of net sales of the Company, and outdoor advertising operations, which represents 22% of net sales, are the Company's reportable segments under SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information (SFAS 131). The travel center segment provides for the retail sale of merchandise, food and gasoline to the traveling public while the outdoor advertising segment operates billboard advertising displays which are situated on interstate highways, primarily in the Southwestern United States. No single customer accounted for as much as 10% of consolidated revenue in any year.

                                                                     (Continued)
                                      F19

                           BOWLIN OUTDOOR ADVERTISING
                          & TRAVEL CENTERS INCORPORATED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            January 31, 2000 and 1999

     Summarized financial information concerning the Company's reportable segments for the respective years ended January 31, is shown in the following table. Prior period information has been restated to conform to the segments described above, which are based on the structure and internal organization of the Company as of January 31, 2000.

                                                                     Outdoor
                                                 Travel Center     Advertising      Corporate and
       (in thousands)                              Operations       Operations         other (1)          Total
                                                ----------------  ---------------  ---------------- ----------------
       Net sales (2)
                       2000                    $       26,856             7,762               --           34,618
                       1999                            23,520             6,775               --           30,295
                       1998                            22,303             4,856               --           27,159

       Segment operating income (3)
                       2000                             1,212             1,163             (671)           1,704
                       1999                             1,170             1,495             (586)           2,079
                       1998                             1,586               926             (512)           2,000

       Depreciation and amortization
                       2000                               582             1,807              137            2,526
                       1999                               611             1,178              105            1,895
                       1998                               369               660              121            1,150

       Segment assets
                       2000                            15,027            20,305            5,449           40,781
                       1999                            14,578            17,670            5,241           37,489
                       1998                            11,023             9,525            5,311           25,859

       Expenditures for segment assets
                       2000                             1,547             4,721              586            6,854
                       1999                             2,546             9,217              280           12,043
                       1998                             1,760             6,526               96            8,382


     (1) Corporate functions include certain members of executive management, the corporate accounting and finance function and other typical administrative functions.

     (2) There were no inter-segment sales during the years ended January 31, 2000, 1999 or 1998.

     (3) Management does not allocate interest expense, interest income, other non-operating income and expense amounts or income tax expense in the determination of the operating performance of the reportable segments. Therefore, the total segment operating income reported agrees to consolidated operating income for the Company.

                                                                     (Continued)
                                      F20

                           BOWLIN OUTDOOR ADVERTISING
                          & TRAVEL CENTERS INCORPORATED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            January 31, 2000 and 1999

     During the years ended January 31, 2000, 1999 and 1998, $1,671,810, $1,227,681 and $916,733 of net sales and $69,478, $63,678 and $33,606 of operating income, respectively, related to wholesale gasoline distribution sales are included in travel center operations.

(15) Acquisitions

     The Company completed the acquisitions described below during the years ended January 31, 2000, 1999 and 1998. All of the acquisitions have been accounted for as purchases whereby the results of operations of the acquired company have been combined with the Company's since the dates of acquisition. The purchase price has been allocated to the assets acquired based on their estimated fair values with goodwill, if any, representing the excess of cost over the purchase price as indicated below.

     On April 1, 1997, the Company acquired all of the tangible and intangible assets and certain liabilities of the outdoor advertising division of The McCarty Company (McCarty) known as Pony Panels for $4.2 million. A member of the Company's Board of Directors is the majority shareholder of the McCarty Company. The Company paid $1.7 million in cash and financed $2.5 million with bank debt. Pony Panels owns and operates approximately 750
     8-sheet  poster  panels in the  Albuquerque,  New Mexico  metro  area.  The
     Company also entered into a non-compete agreement with the former principals of McCarty for a period of five years from the date of the acquisition. The excess of the purchase price over fair value of the net assets acquired (goodwill) of $863,000 recorded in connection with the purchase will be amortized over the estimated benefit period of 15 years.

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

     On December 9, 1997, the Company acquired certain assets of Sweezy Outdoor Advertising (Sweezy) for $1,245,000. The Company paid $245,000 in cash and financed $1 million with bank debt. Sweezy owns and operates approximately 68 painted bulletin faces in the Killeen/Fort Hood area of Texas. No goodwill was recorded in connection with the purchase. In conjunction with the Sweezy acquisition, the Company entered into non-compete agreements with the former principals of Sweezy. One of the principals entered into an agreement for a period of ten years, payable by the Company in ten annual installments of $40,000 beginning in January 1998. The note payable, discounted for imputed interest costs computed at 8.5 percent, is included in long-term debt in the accompanying consolidated balance sheets. Two principals were paid $5,000 each for a non-compete period of one year from the date of acquisition.

                                                                     (Continued)
                                      F21

                           BOWLIN OUTDOOR ADVERTISING
                          & TRAVEL CENTERS INCORPORATED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            January 31, 2000 and 1999

     On February 1, 1998, the Company acquired the outdoor advertising assets of Big-Tex Outdoor Advertising (Big-Tex) for $1,575,283. The Company paid $575,283 in cash and financed $1,000,000 with bank debt. Big-Tex owned and operated approximately 285 poster and painted faces in the Brownwood, Texas metro area. The Company also entered into a non-compete agreement with the former principals of Big-Tex for a period of ten years from the date of the acquisition, payable in ten annual installments of $10,000 beginning in February 1999. The note payable, discounted for imputed interest costs computed at 8.5 percent, is included in long-term debt in the accompanying consolidated balance sheets. No goodwill was recorded in connection with the purchase.

     On March 3, 1998, the Company acquired the outdoor advertising assets of Norwood Outdoor, Inc. (Norwood) for $1,020,768. The Company paid $370,768 in cash and financed $650,000 with bank debt. Norwood owned and operated approximately 140 poster and painted bulletin faces in the Brady, Texas metro area. No goodwill was recorded in connection with the purchase.

     On May 1, 1998, the Company purchased the outdoor advertising assets of Edgar Outdoor Advertising Co. (Edgar) for $933,661, paid in cash at closing. Edgar owned and operated approximately 62 painted bulletin faces in central Texas. The Company also entered into a non-compete agreement with the former principals of Edgar for a period of ten years from the date of the acquisition. No goodwill was recorded in connection with the purchase.

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

                                                                     (Continued)
                                      F22

                           BOWLIN OUTDOOR ADVERTISING
                          & TRAVEL CENTERS INCORPORATED
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            January 31, 2000 and 1999





     On March 1, 1999, the Company purchased the outdoor advertising assets of GDM Outdoor Advertising (GDM) in Tyler, Texas for $1,353,376. The Company paid $3,376 in cash and financed $1,350,000 with bank debt. GDM owned and operated approximately 86 painted bulletin faces in the Tyler, Texas area. The Company also entered into a non-compete agreement with the former principals of GDM for a period of 10 years from the date of purchase. No goodwill was recorded in connection with the purchase.

     On April 30, 1999, the Company purchased the outdoor advertising assets of Borderline Outdoor Advertising, Inc. (Borderline) located in Bedford, Texas for $162,575. The Company financed $150,000 and paid $12,575 in cash. Borderline owned and operated approximately nine painted bulletin faces in central Texas. No goodwill was recorded in connection with the purchase.

     The following unaudited pro forma information presents the combined results of operations for the years ended January 31, 2000 and 1999, as though the acquisitions of Norwood, Edgar, Faris, Big-Tex Granbury and GDM had occurred on February 1, 1998. The unaudited pro forma results do not purport to be indicative of what would have occurred had the acquisitions actually been made as of such date or of results which may occur in the future.

                                                                             2000               1999
                                                                       -----------------   ----------------

       Net sales                                                        $     35,013              31,317
                                                                       =================   ================
       Net income                                                       $        329                 423
                                                                       =================   ================
       Earnings per basic and diluted share                             $        .07                 .10
                                                                       =================   ================

     Adjustments  made  in  arriving  at the  pro  forma  unaudited  results  of operations include increased interest expense on acquisition debt, depreciation on fixed assets acquired, amortization of goodwill and related tax adjustments.

     The effects of the Company's acquisitions of J & J, T & C and Borderline are not material to the combined results of operations of the Company for the years ended January 31, 2000 and 1999.


                                      F23

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information required by Part III is incorporated by reference to the Company's definitive proxy statement pursuant to Regulation 14A ("Proxy Statement") relating to the 2000 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

     Certain  information  required by Part III is  incorporated by reference to
the  Company's   definitive   Proxy   Statement   under  the  section   entitled
"Compensation of Executive Officers."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Certain information required by this item is incorporated by reference to the corresponding section of the Company's definitive Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain information required by this item is incorporated by reference to the corresponding section of the Company's definitive Proxy Statement under the section entitled "Certain Transactions and Relationships".

                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Exhibits

         The exhibits as indexed below are included as part of this Form 10-K.

(b)      Reports on Form 8-K

         No reports were filed on Form 8-K during the three months ended January 31, 2000.

                                INDEX TO EXHIBITS

------------------ ------------------------------------------------ ----------------------------------------------------
     EXHIBIT                                                                              METHOD
     NUMBER                          DESCRIPTION                                         OF FILING
------------------ ------------------------------------------------ ----------------------------------------------------
------------------ ------------------------------------------------ ----------------------------------------------------
       2.1         Purchase Agreement dated April 1, 1997 between   (Incorporated by  reference;  previously  filed as
                   the  Registrant  and the McCarty Company          Exhibit 2.1 to the  Registrant's Report Form 8-K
                                                                     dated April 15, 1997)
------------------ ------------------------------------------------ ----------------------------------------------------
------------------ ------------------------------------------------ ----------------------------------------------------
       2.2         Purchase Agreement dated December 9, 1997        (Incorporated by reference; previously filed as
                   between the Registrant and Sweezy Outdoor         Exhibit 2.2 to the Registrant's Report Form 10-QSB
                   Advertising, Inc.                                 dated December 15, 1997)
------------------ ------------------------------------------------ ----------------------------------------------------
------------------ ------------------------------------------------ ----------------------------------------------------
       2.3         Purchased Agreement dated February 1, 1998       (Incorporated by reference; previously filed as
                   between the Registrant and Big-Tex Outdoor        Exhibit 2.3 to the Registrant's Report Form 10-KSB
                   Advertising, Inc.                                 dated April 26, 1998)
------------------ ------------------------------------------------ ----------------------------------------------------
------------------ ------------------------------------------------ ----------------------------------------------------
       2.4         Purchase Agreement dated March 2, 1998 between   (Incorporated by reference;  previously filed as
                   the Registrant and Norwood Outdoor,  Inc.         Exhibit 2.4 to the  Registrant's  Report Form
                                                                     10-KSB dated April 26, 1998)
------------------ ------------------------------------------------ ----------------------------------------------------
------------------ ------------------------------------------------ ----------------------------------------------------
       2.5         Purchase Agreement dated May 1, 1998 between     (Incorporated by reference; previously filed as
                   the Registrant and Edgar Outdoor Advertising      Exhibit 2.5 to the Registrant's Report Form 10-Q
                   Co.                                               dated June 12, 1998)
------------------ ------------------------------------------------ ----------------------------------------------------
------------------ ------------------------------------------------ ----------------------------------------------------
       2.6         Purchase Agreement dated June 1, 1998 between    (Incorporated by reference; previously filed as
                   the Registrant and J & J Signs.                   Exhibit 2.6 to the Registrant's Report Form 10-Q
                                                                     dated September 11, 1998)
------------------ ------------------------------------------------ ----------------------------------------------------
------------------ ------------------------------------------------ ----------------------------------------------------
       2.7         Purchase Agreement dated March 2, 1998 between   (Incorporated by reference;  previously  filed as
                   the  Registrant and Faris Outdoor  Advertising,   Exhibit 2.7 to the Registrant's Report
                   Inc.                                              Form 10-Q dated December 14, 1998)
------------------ ------------------------------------------------ ----------------------------------------------------
------------------ ------------------------------------------------ ----------------------------------------------------
       2.8         Purchase Agreement dated January 4, 1999         (Incorporated by reference; previously filed as
                   between the Registrant and Big-Tex Outdoor        Exhibit 2.8 to the Registrant's Report Form 10-K
                   Advertising Inc. of Granbury, Texas.              dated April 30, 1999)
------------------ ------------------------------------------------ ----------------------------------------------------
------------------ ------------------------------------------------ ----------------------------------------------------
       2.9         Purchase Agreement dated March 1, 1999 between   (Incorporated by  reference;  previously  filed as
                   the  Registrant  and GDM Outdoor  Advertising,    Exhibit 2.9 to the Registrant's Report
                   Inc.                                              Form 10-K dated April 30, 1999)
------------------ ------------------------------------------------ ----------------------------------------------------
------------------ ------------------------------------------------ ----------------------------------------------------
      2.10         Purchase  Agreement  dated  April 30, 1999       (Incorporated  by reference;  previously  filed as
                   between the  Registrant  and Borderline           Exhibit 2.9 to the  Registrant's  Report
                   Outdoor Advertising, Inc.                         Form 10-K  dated April 30, 1999)
------------------ ------------------------------------------------ ----------------------------------------------------
------------------ ------------------------------------------------ ----------------------------------------------------
       3.1         Articles of Incorporation of Registrant          (Incorporated by reference; previously filed as
                                                                     Exhibit 3.1 to the Registrant's Form SB-2
                                                                     Registration Statement, File No. 333-12957 (the
                                                                     "Form SB-2")
------------------ ------------------------------------------------ ----------------------------------------------------
------------------ ------------------------------------------------ ----------------------------------------------------
       3.2         By-laws of Registrant                            (Incorporated by reference; previously filed as
                                                                     Exhibit 3.2 to the Form SB-2
------------------ ------------------------------------------------ ----------------------------------------------------


------------------ ------------------------------------------------ ----------------------------------------------------
     EXHIBIT                                                                              METHOD
     NUMBER                          DESCRIPTION                                         OF FILING
------------------ ------------------------------------------------ ----------------------------------------------------
------------------ ------------------------------------------------ ----------------------------------------------------
        4          Specimen of Common Stock Certificate             (Incorporated by reference; previously filed as
                                                                     Exhibit 4 to the Form SB-2)
------------------ ------------------------------------------------ ----------------------------------------------------
------------------ ------------------------------------------------ ----------------------------------------------------
      10.1         Form of Billboard Outdoor Advertising            (Incorporated by reference; previously filed as
                   Agreement                                         Exhibit 10.1 to the Form SB-2)
 ----------------- ------------------------------------------------ ----------------------------------------------------
------------------ ------------------------------------------------ ----------------------------------------------------
      10.2         Form of Poster Outdoor Advertising Agreement     (Incorporated by reference; previously filed as
                                                                     Exhibit 10.2 to the Form SB-2)
------------------ ------------------------------------------------ ----------------------------------------------------
------------------ ------------------------------------------------ ----------------------------------------------------
      10.3         Distributor Franchise Agreement, dated as of     (Incorporated by reference;  previously  filed as
                   July 19,  1995,  between the Registrant and       Exhibit 10.3 to the Form SB-2)
                   CITGO Petroleum Corporation
------------------ ------------------------------------------------ ----------------------------------------------------
------------------ ------------------------------------------------ ----------------------------------------------------
      10.4         Form of Representative's Option                  (Incorporated by reference; previously filed as
                                                                     Exhibit 10.4 to the Form SB-2)
------------------ ------------------------------------------------ ----------------------------------------------------
------------------ ------------------------------------------------ ----------------------------------------------------
      10.5         Form of Employment Agreement, dated as of        (Incorporated by reference; previously filed as
                   September 27, 1996, between the Registrant and    Exhibit 10.5 to the Form SB-2)
                   Michael L. Bowlin
------------------ ------------------------------------------------ ----------------------------------------------------
------------------ ------------------------------------------------ ----------------------------------------------------
      10.6         Form of Employment Agreement, dated as of        (Incorporated by reference; previously filed as
                   September 27, 1996, between the Registrant and    Exhibit 10.6 to the Form SB-2)
                   C. Christopher Bess
------------------ ------------------------------------------------ ----------------------------------------------------
------------------ ------------------------------------------------ ----------------------------------------------------
      10.7         Loan Agreement,  dated as of January 31, 1995,   (Incorporated by reference;  previously filed as
                   between the Registrant and First Security         Exhibit 10.7 to the Form SB-2)
                   Bank  of New Mexico, ("First Security Bank")
------------------ ------------------------------------------------ ----------------------------------------------------
------------------ ------------------------------------------------ ----------------------------------------------------
      10.8         Loan Agreement,  dated as of May 16, 1995,       (Incorporated  by reference;  previously  filed as
                   between the  Registrant  and First Security       Exhibit 10.8 to the Form SB-2)
                   Bank
------------------ ------------------------------------------------ ----------------------------------------------------
------------------ ------------------------------------------------ ----------------------------------------------------
      10.9         Promissory Note,  dated as of May 16, 1995,      (Incorporated by reference; previously filed as
                   payable to First Security Bank in the             Exhibit  10.9 to the Form SB-2)
                   aggregate  principal amount of $900,000
------------------ ------------------------------------------------ ----------------------------------------------------
------------------ ------------------------------------------------ ----------------------------------------------------
      10.10        [Intentionally omitted]
------------------ ------------------------------------------------ ----------------------------------------------------
------------------ ------------------------------------------------ ----------------------------------------------------
      10.11        Revision Agreement,  dated as of May 16, 1995,   (Incorporated by reference;  previously filed as
                   between the Registrant and First Security         Exhibit 10.11 to the Form SB-2)
                   Bank
------------------ ------------------------------------------------ ----------------------------------------------------
------------------ ------------------------------------------------ ----------------------------------------------------
      10.12        [Intentionally omitted]
------------------ ------------------------------------------------ ----------------------------------------------------


------------------ ------------------------------------------------ ----------------------------------------------------
     EXHIBIT                                                                              METHOD
     NUMBER                          DESCRIPTION                                         OF FILING
------------------ ------------------------------------------------ ----------------------------------------------------
------------------ ------------------------------------------------ ----------------------------------------------------
      10.13        [Intentionally omitted]
------------------ ------------------------------------------------ ----------------------------------------------------
------------------ ------------------------------------------------ ----------------------------------------------------
      10.14        [Intentionally omitted]
------------------ ------------------------------------------------ ----------------------------------------------------
------------------ ------------------------------------------------ ----------------------------------------------------
      10.15        [Intentionally omitted]
------------------ ------------------------------------------------ ----------------------------------------------------
------------------ ------------------------------------------------ ----------------------------------------------------
      10.16        [Intentionally omitted]
------------------ ------------------------------------------------ ----------------------------------------------------
------------------ ------------------------------------------------ ----------------------------------------------------
      10.17        Lease, dated as of November 22, 1966,  between   (Incorporated by  reference;  previously  filed as
                   Clara May Basset and the Registrant, as           Exhibit 10.17 to the Form SB-2)+
                   amended
------------------ ------------------------------------------------ ----------------------------------------------------
------------------ ------------------------------------------------ ----------------------------------------------------
      10.18        Lease, dated as of January 12, 1987, between     (Incorporated by reference; previously filed as
                   Janet Prince and the Registrant                   Exhibit 10.18 to the Form SB-2)+
------------------ ------------------------------------------------ ----------------------------------------------------
------------------ ------------------------------------------------ ----------------------------------------------------
      10.19        Commercial Lease, dated as of September 21,      (Incorporated by reference;  previously  filed as
                   1986,  between  the State of Arizona and the      Exhibit  10.19 to the Form SB-2)
                   Registrant, as amended
------------------ ------------------------------------------------ ----------------------------------------------------
------------------ ------------------------------------------------ ----------------------------------------------------
      10.20        Business Lease, dated as of March 16, 1995,      (Incorporated by reference;   previously  filed  as
                   between  the  New  Mexico Commissioner  of        Exhibit 10.20 to the Form SB-2)
                   Public Lands and the Registrant, as amended
------------------ ------------------------------------------------ ----------------------------------------------------
------------------ ------------------------------------------------ ----------------------------------------------------
      10.21        Lease,  dated as of June 3, 1974, between the    (Incorporated by reference;  previously filed as
                   Registrant and Elbert and Ina Jean Roundy,        Exhibit 10.21 to the Form SB-2) +
                   as amended
------------------ ------------------------------------------------ ----------------------------------------------------
------------------ ------------------------------------------------ ----------------------------------------------------
      10.22        Lease Agreement, dated as of June 23, 1989,      (Incorporated by reference; previously filed as
                   between the Registrant and Rex Kipp, Jr., as      Exhibit 10.22 to the Form SB-2)+
                   amended
------------------ ------------------------------------------------ ----------------------------------------------------
------------------ ------------------------------------------------ ----------------------------------------------------
      10.23        Lease, dated as of September 29, 1983, between   (Incorporated by reference; previously filed as
                   J.T. and Idra M. Turner and the Registrant        Exhibit 10.23 to the Form SB-2)+
------------------ ------------------------------------------------ ----------------------------------------------------
------------------ ------------------------------------------------ ----------------------------------------------------
      10.24        Business Lease, dated as of October 1, 1991,     (Incorporated by reference; previously filed as
                   between the Registrant and the New Mexico         Exhibit 10.24 to the Form SB-2)
                   Commissioner  of Public Lands
------------------ ------------------------------------------------ ----------------------------------------------------
------------------ ------------------------------------------------ ----------------------------------------------------
      10.25        Commercial Lease, dated as of September 21,      (Incorporated by reference;  previously filed as
                   1986,  between the Registrant and the State of    Exhibit 10.25 to the Form SB-2)
                   Arizona,  as amended
------------------ ------------------------------------------------ ----------------------------------------------------

------------------ ------------------------------------------------ ----------------------------------------------------
     EXHIBIT                                                                              METHOD
     NUMBER                          DESCRIPTION                                         OF FILING
------------------ ------------------------------------------------ ----------------------------------------------------
------------------ ------------------------------------------------ ----------------------------------------------------
      10.26        Commercial Lease, dated as of June 11, 1986,     (Incorporated by reference; previously filed as
                   between the Registrant and the State of           Exhibit 10.26 to the Form SB-2)
                   Arizona, as amended
------------------ ------------------------------------------------ ----------------------------------------------------
------------------ ------------------------------------------------ ----------------------------------------------------
      10.27        1996 Stock Option Plan                           (Incorporated by reference; previously filed as
                                                                     Exhibit 10.27 to the Form SB-2)
------------------ ------------------------------------------------ ----------------------------------------------------
------------------ ------------------------------------------------ ----------------------------------------------------
      10.28        Profit-Sharing 401(k) Plan and Trust             (Incorporated by reference; previously filed as
                                                                     Exhibit 10.28 to the Form SB-2)

------------------ ------------------------------------------------ ----------------------------------------------------
------------------ ------------------------------------------------ ----------------------------------------------------
      10.29        Letter of Agreement,  dated as of April 26,      (Incorporated by reference;  previously filed as
                   1996,  between the Registrant and  Miller         Exhibit   10.29  to  the  Form  SB-2)
                   Capital Corporation, as amended
------------------ ------------------------------------------------ ----------------------------------------------------
------------------ ------------------------------------------------ ----------------------------------------------------
     10.30         [Intentionally omitted]
------------------ ------------------------------------------------ ----------------------------------------------------
------------------ ------------------------------------------------ ----------------------------------------------------
     10.31         [Intentionally omitted]
------------------ ------------------------------------------------ ----------------------------------------------------
------------------ ------------------------------------------------ ----------------------------------------------------
     10.32         "Dairy Queen" Operating Agreement, dated as of   (Incorporated by reference; previously filed as
                   March 10, 1983,  between Interstate Dairy Queen   Exhibit 10.32 to the Form SB-2)
                   Corporation and the Registrant  d/b/a DQ/B
                   of Edgewood,  NM,  together  with  amendments
                   and  ancillary agreements related thereto
------------------ ------------------------------------------------ ----------------------------------------------------
------------------ ------------------------------------------------ ----------------------------------------------------
     10.33         "Dairy Queen" Operating Agreement, dated as of   (Incorporated by reference; previously filed as
                   May 1, 1982, between Interstate Dairy Queen       Exhibit 10.33 to the Form SB-2)
                   Corporation  and the  Registrant  d/b/a DQ/B of
                   Flying C, New Mexico,  together with  amendments
                   and ancillary  agreements related thereto
------------------ ------------------------------------------------ ----------------------------------------------------
------------------ ------------------------------------------------ ----------------------------------------------------
     10.34         "Dairy Queen" Store Operating Agreement, dated   (Incorporated by reference; previously filed as
                   as of November 18,1986, between Dairy Queen of    Exhibit 10.34 to the Form SB-2)
                   Southern Arizona, Inc. and the Registrant,
                   together with amendments and ancillary
                   agreements related thereto
------------------ ------------------------------------------------ ----------------------------------------------------
------------------ ------------------------------------------------ ----------------------------------------------------
     10.35         "Dairy Queen" Operating Agreement, dated as of   (Incorporated by reference; previously filed as
                   September 1, 1982, between Interstate Dairy       Exhibit 10.35 to the Form SB-2)
                   Queen Corporation and the Registrant d/b/a DQ
                   of Bluewater, New Mexico, together with
                   amendments and ancillary agreements related
                   thereto
------------------ ------------------------------------------------ ----------------------------------------------------
------------------ ------------------------------------------------ ----------------------------------------------------
     10.36         [Intentionally omitted]
------------------ ------------------------------------------------ ----------------------------------------------------


------------------ ------------------------------------------------ ----------------------------------------------------
     EXHIBIT                                                                              METHOD
     NUMBER                          DESCRIPTION                                         OF FILING
------------------ ------------------------------------------------ ----------------------------------------------------
------------------ ------------------------------------------------ ----------------------------------------------------
     10.37         "Dairy Queen" Store Operating License            (Incorporated by reference; previously filed as
                   Agreement, dated as of February 1, 1984,          Exhibit 10.37 to the Form SB-2)
                   between  Dairy  Queen of  Arizona,  Inc.
                   and the Registrant, together with amendments
                   and ancillary agreements related thereto
------------------ ------------------------------------------------ ----------------------------------------------------
------------------ ------------------------------------------------ ----------------------------------------------------
     10.38         "Dairy Queen" Operating Agreement dated as of    (Incorporated by reference; previously filed as
                   October 30, 1985, between Interstate Dairy        Exhibit 10.38 to the Form SB-2)
                   Queen Corporation and the Registrant, as
                   amended
------------------ ------------------------------------------------ ----------------------------------------------------
------------------ ------------------------------------------------ ----------------------------------------------------
     10.39         "Dairy Queen" Operating Agreement, dated as of   (Incorporated by reference; previously filed as
                   June 7, 1989, between Interstate Dairy Queen      Exhibit 10.39 to the Form SB-2)
                   Corporation and the Registrant  d/b/a "DQ" at
                   Butterfield  Station,  together with amendments
                   and ancillary agreements related thereto
------------------ ------------------------------------------------ ----------------------------------------------------
------------------ ------------------------------------------------ ----------------------------------------------------
     10.40         Letter of Agreement, dated as of March 1,        (Incorporated by reference; previously filed as
                   1987, between Stuckey's  Corporation and the      Exhibit 10.40 to the Form SB-2)
                   Registrant  confirming franchise of Benson, AZ
                   Stuckey's Pecan Shoppe
------------------ ------------------------------------------------ ----------------------------------------------------
------------------ ------------------------------------------------ ----------------------------------------------------
     10.41         Franchise  Agreement,  dated as of February 22,  (Incorporated by reference;  previously filed as
                   1982,  between  Stuckey's, Inc.  and the          Exhibit  10.41 to the Form  SB-2)
                   Registrant, together with a related Personal
                   Guaranty and Indemnity
------------------ ------------------------------------------------ ----------------------------------------------------
------------------ ------------------------------------------------ ----------------------------------------------------
     10.42         [Intentionally omitted]
------------------ ------------------------------------------------ ----------------------------------------------------
------------------ ------------------------------------------------ ----------------------------------------------------
     10.43         [Intentionally omitted]
------------------ ------------------------------------------------ ----------------------------------------------------
------------------ ------------------------------------------------ ----------------------------------------------------
     10.44         Credit  Agreement with First Security Bank,      (Incorporated by reference; previously filed as
                   dated as of November 25, 1997, granting the       Exhibit  10.44 to theRegistrant's  Report
                   Registrant funds in the aggregate                 Form 10-QSB dated December 15, 1997)
                   principal amount of $10,500,000
------------------ ------------------------------------------------ ----------------------------------------------------
------------------ ------------------------------------------------ ----------------------------------------------------
     10.45         Credit agreement with First Security Bank,       (Incorporated by reference; previously filed as
                   dated as of November 10, 1998 granting the        Exhibit 10.44 to the Registrant's Report Form 10-Q
                   Registrant  funds  available in the aggregate     dated December 14, 1998)
                   amount of $30,000,000.
------------------ ------------------------------------------------ ----------------------------------------------------
------------------ ------------------------------------------------ ----------------------------------------------------
       21          List of Subsidiaries                             (Incorporated by reference; previously filed as
                                                                     Exhibit 21 to the Registrant's Report Form 10-KSB
                                                                     dated May 1, 1997)
------------------ ------------------------------------------------ ----------------------------------------------------
------------------ ------------------------------------------------ ----------------------------------------------------
      23.1         Consent of KPMG LLP                              Filed herewith
------------------ ------------------------------------------------ ----------------------------------------------------
------------------ ------------------------------------------------ ----------------------------------------------------
       27          Financial Data Schedule                          Filed herewith
------------------ ------------------------------------------------ ----------------------------------------------------

+ Confidential treatment granted as to certain portions of this exhibit.





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

                                                   BOWLIN Outdoor Advertising
                                                   & Travel Centers Incorporated

                                                   By: /s/ MICHAEL L. BOWLIN
                                                       -----------------------
                                                   Michael L. Bowlin, Chairman
                                                   of the Board, President and
                                                   Chief Executive Officer

Date:    April 28, 2000

     In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                Signature                                      Date

By: /s/ MICHAEL L. BOWLIN                                     April 28, 2000
    -----------------------------------------------
     Michael L. Bowlin, Chairman of the Board,
     President, CEO and Director (Principal
     Executive Officer)

By: /s/ C. CHRISTOPHER BESS                                   April 28, 2000
    -----------------------------------------------
     C. Christopher Bess, Executive Vice President,
     Chief Operating Officer, and Director

By: /s/ NINA J. PRATZ                                         April 28, 2000
    -----------------------------------------------
     Nina J. Pratz, Senior Vice President, Chief
     FinancialOfficer, Treasurer and Secretary,
     and Director

By: /s/ JACK AYERS                                            April 28, 2000
    -----------------------------------------------
     Jack Ayers, Director

By: /s/ ROBERT L. BECKETT                                     April 28, 2000
    -----------------------------------------------
     Robert L. Beckett, Director

By: /s/ JAMES A. CLARK                                        April 28, 2000
    -----------------------------------------------
     James A. Clark, Director


By: /s/ HAROLD VAN TONGEREN                                   April 28, 2000
    -----------------------------------------------
     Harold Van Tongeren, Director