Form 10-K/A
period 2000-01-31
BOWLIN OUTDOOR ADVERTISING & TRAVEL CENTERS INC
filed 2000-05-30
CIK 1020898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                Amendment No. 1

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

The number of shares of Common Stock, $.001 par value, outstanding as of April 18, 2000: 4,384,848

Part III of the Company's Form 10-K for fiscal year ended January 31, 2000 is hereby amended as follows:

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information regarding the officers and directors of the Company. A summary of the background and experience of each of these individuals is set forth after the table.


        Name                          Age                          Position
        ----                          ---                          --------
Michael L. Bowlin (1)(2)               57           Chairman of the Board, President and Chief
                                                    Executive Officer
C. Christopher Bess                    53           Executive Vice President, Chief Operating
                                                    Officer and Director
William J. McCabe                      49           Senior Vice President, Management
                                                    Information Systems and Assistant Secretary
Cynthia K. Biggers                     44           Vice President, Travel Center Operations
Johnny Riley                           47           Vice President, Travel Center Operations
Nina J. Pratz                          48           Senior Vice President, Chief Financial
                                                    Officer, Treasurer, Secretary and Director
Michael Mons                           45           Senior Vice President Bowlin Advertising
                                                    Services
Robert L. Beckett (1)                  74           Director
Harold Van Tongeren (2)                76           Director
Jack Ayers (2)                         61           Director
James A. Clark (1)                     69           Director

----------------------------------------------------

(1) Member of Audit Committee
(2) Member of Compensation Committee



     Michael L. Bowlin. Mr. Bowlin has served as Chairman of the Board and Chief Executive Officer of the Company since 1991 and as President since 1983. Mr. Bowlin has been employed by the Company since 1968. Mr. Bowlin is the past Chairman of the Board for the Outdoor Advertising Association of America and has served on the Board of Directors in various capacities for twenty years. Mr. Bowlin also serves as President and a member of the Board of Directors of Stuckey's Incorporated, a restaurant and specialty store franchisor (including specialty stores located at four of the Company's travel centers); however, substantially all of Mr. Bowlin's professional time is devoted to his duties at the Company. Mr. Bowlin holds a Bachelor's degree in Business Administration from Arizona State University.

     C. Christopher Bess. Mr. Bess has served as the Company's Executive Vice President and Chief Operating Officer since 1983. Mr. Bess has served as a member of the Company's Board of Directors since 1974. During his 26 years with the Company, Mr. Bess has also served in such capacities as Internal Auditor, Merchandiser for Travel Center Operations, Travel Center Operations Manager and as Development Manager. Mr. Bess is a certified public accountant and holds a Bachelor's degree in Business Administration from the University of New Mexico.

     William J. McCabe. Mr. McCabe has served as the Company's Senior Vice President, Management Information Systems since 1997 and as Assistant Secretary since 1996. Mr. McCabe served as a member of the Board of Directors from 1983 until August 1996. Prior to 1997, Mr. McCabe served as Senior Vice President - Advertising Services from 1993, Vice President of Outdoor Operations from 1988 and as Vice President of Accounting from 1984 to 1987. Mr. McCabe has been employed by BOWLIN since 1976 in such additional capacities as a Staff accountant and Controller. Mr. McCabe holds a Bachelor's degree in Business Administration from New Mexico State University.

     Cynthia K. Biggers. Ms. Biggers has served as the Vice President of Travel Center Operations since April of 1998. From August 1, 1995 to March 31, 1998 she served as Assistant to the Senior Vice President of Travel Center Operations. Ms. Biggers previously worked for the State of New Mexico as the Drug Free Coordinator for over two years. She holds a Bachelor's Degree in Business Administration from the University of New Mexico.

     Johnny Riley. Mr. Riley has served as the Vice President of Travel Center Operations since April of 1998. From February 1995 to March 1998 he served as the Company's Human Resources Director. He continued oversight of the Human Resources Department until January 1999. Mr. Riley is a retired military officer and holds a Bachelor's Degree from Texas Tech University and a Master's Degree in Organizational Management from Golden Gate University.

     Nina J. Pratz. Ms. Pratz has served as the Company's Senior Vice President Chief Financial Officer since 1997 and Treasurer/Secretary since 1977. Prior to 1997, Ms. Pratz served as Chief Administrative Officer since 1988. In addition, Ms. Pratz has served as a member of the Company's Board of Directors since 1976. Ms. Pratz holds a Bachelor's degree in Business Administration from New Mexico State University.

     Michael Mons. Mr. Mons has served as the Company's Senior Vice President for Advertising Services since December of 1997. Prior to December 1997, Mr. Mons served as Sales Manager for the outdoor division for three years. Mr. Mons has over eleven years experience in all facets of the outdoor advertising industry with emphasis in directing the start up and growth phases of outdoor plants. Mr. Mons holds a Bachelor's degree in Business Administration from the University of Arizona.

     Robert L. Beckett. Mr. Beckett has served as a member of the Board of Directors of the Company since 1974. Mr. Beckett has also been President and a Director of The Cooper Agency, Inc., a consumer loan company, since 1964. In addition to serving as a Director and executive officer of various private entities, Mr. Beckett formerly served as Mayor of the City of Deming, New Mexico.

     Harold Van Tongeren. Mr. Van Tongeren has served as a member of the Board of Directors of the Company since 1988. Mr. Van Tongeren has also served as Chairman of the Board of Directors and President of Herk and Associates, a representative of domestic gift and jewelry wholesalers, since 1952. In addition, Mr. Van Tongeren serves as a key contact to the Company regarding potential acquisition opportunities in the travel and tourism industry. Mr. Van Tongeren attended Hope College and Dennison University.

     Jack Ayers. Mr. Ayers has served as a member of the Board of Directors of the Company since 1999. Mr. Ayers is the former president of the Whiteco Outdoor Advertising division of Whiteco Industries, Inc. After thirty-eight years with Whiteco, Mr. Ayers retired in March 1999. Mr. Ayers currently is consulting within the outdoor advertising industry. In addition, Mr. Ayers serves as Chairman of the Board of Directors of DMA Marketing and also serves on the Board of Directors of Whiteco-Qingyu, Whiteco Industries outdoor operation in Shanghai, China. Mr. Ayers holds a Bachelor's degree in Business Administration from the Kelley School of Business at Indiana University.

     James A. Clark. Mr. Clark has served as a member of the Board of Directors of the Company since December 1996. Mr. Clark is currently retired from full-time employment. Mr. Clark served as President and Chief Executive Officer of First Interstate Bank of Albuquerque from 1985 to 1991. Prior to 1991, Mr. Clark served in several capacities at various banking and financial services entities for over 25 years. Mr. Clark holds a Certificate of Graduation from the Stonier Graduate School of Banking at Rutgers University.


ITEM 11. EXECUTIVE COMPENSATION

     The following table summarizes all compensation to the Company's Chief Executive Officer and Chief Operating Officer for services rendered to the Company during the fiscal years ended January 31, 2000, 1999 and 1998. The Company has no other executive officer whose total annual salary and bonus exceeded $100,000.


                                            Summary Compensation Table

                                                                                         Long Term
                                                                                       Compensation
                                                                                      ----------------
                                                       Annual Compensation                 Awards
                                             ---------------------------------------- ----------------
                                                                            Other        Securities
                                                                           Annual       Underlying       All Other
                                    Fiscal       Salary      Bonus      Compensation     Options/      Compensation
                                     Year       ($) (1)       ($)           ($)           SARs (#)          ($)
     Name and Principal Position
     ----------------------------- --------- -------------- ----------- ------------- ---------------- --------------

      Michael L. Bowlin             2000        195,000         --       17,779 (2)          --              --
        Chairman of the Board,      1999        144,700         --       14,458 (2)          --              --
          President & CEO           1998        136,000         --       14,535 (2)          --              --


      C. Christopher Bess           2000        145,000         --        4,143 (3)          --              --
        Executive Vice President,   1999         95,000         --        3,754 (3)          --              --
          COO & Director            1998         90,000         --        4,967 (3)          --              --

     -----------------------------



(1) Includes amounts deferred at the election of the CEO and COO to be contributed to his 401(k) Profit Sharing Plan account.

(2) Amount for 2000 includes (i) $1,950 of the Company's discretionary matching contributions allocated to Mr. Bowlin's 401(k) Profit Sharing Plan account;
     (ii) $11,506 for premiums on term life, auto and disability insurance policies of which Mr. Bowlin or his wife is the owner; and (iii) $4,323 for Mr. Bowlin's use of a Company owned vehicle. Amount for 1999 includes (i) $1,775 of the Company's discretionary matching contributions allocated to Mr. Bowlin's 401(k) Profit Sharing Plan account; (ii) $11,449 for premiums on term life, auto and disability insurance policies of which Mr. Bowlin or his wife is the owner; and (iii) $1,234 for Mr. Bowlin's use of a Company owned vehicle. Amount for 1998 includes (i) $2,901 of the Company's discretionary matching contributions allocated to Mr. Bowlin's 401(k) Profit Sharing Plan account; (ii) $10,426 for premiums on term life, auto and disability insurance policies of which Mr. Bowlin or his wife is the owner; and (iii) $1,208 for Mr. Bowlin's use of a Company owned vehicle.

(3) Amount for 2000 includes (i) $1,700 of the Company's discretionary matching contributions allocated to Mr. Bess' 401(k) Profit Sharing Plan account; and (ii) $2,443 for premiums on term life, auto and disability insurance policies of which Mr. Bess or his wife is the owner. Amount for 1999 includes (i) $1,775 of the Company's discretionary matching contributions allocated to Mr. Bess' 401(k) Profit Sharing Plan account; and (ii) $1,979 for premiums on term life, auto and disability insurance policies of which Mr. Bess or his wife is the owner. Amount for 1998 includes (i) $2,888 of the Company's discretionary matching contributions allocated to Mr. Bess' 401(k) Profit Sharing Plan account; and (ii) $2,079 for premiums on term life, auto and disability insurance policies of which Mr. Bess or his wife is the owner.

COMPENSATION OF DIRECTORS

     Directors who are not employees of the Company are entitled to receive $1,000 per each meeting of the Board of Directors, or any committee thereof, attended plus reimbursement of reasonable expenses. On December 2, 1999 stock options, which vested immediately, to acquire 6,000 shares of common stock were, issued to the members of the Board of Directors. Directors do not receive any other compensation for such services.

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

     There were no stock option granted to the named executive officers of the Company during the fiscal year ended January 31, 2000.

     The following table sets forth information regarding of stock options exercised during the fiscal year ended January 31, 2000 by Mr. Bowlin and Mr. Bess and the fiscal year-end value of the unexercised options held by Mr. Bowlin and Mr. Bess.



                         AGGREGATED OPTION EXERCISED IN LAST FISCAL YEAR AND YEAR END VALUES

                         Shares             Value          Number of Unexercised           Value of Unexercised
                        Acquired        Realized Upon             Options                      In-the-Money
        Name         on Exercise (#)     Exercise ($)      at Fiscal Year End (#)      Options at Fiscal Year End ($)
        ----         ---------------    -------------     -----------------------      ------------------------------
                                                        Exercisable    Unexercisable    Exercisable    Unexercisable
                                                        -----------    -------------    -----------    -------------
Michael L. Bowlin          -0-             -0-             50,000           -0-            $ -0-           $ -0-

C. Christopher Bess        -0-             -0-             40,000           -0-            $ -0-           $ -0-

---------------------



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of May 18, 2000, concerning the beneficial ownership of shares of Common Stock of the Company by
(i) all persons known by the Company to be the beneficial owners of more than five percent of the outstanding shares of Common Stock; (ii) each Director and Director-Nominee of the Company; (iii) the executive officers of the Company; and (iv) all Directors and executive officers of the Company as a group.


                                          AMOUNT AND NATURE OF BENEFICIAL
NAME OF BENEFICIAL OWNER (1)                     OWNERSHIP (2)(8)                PERCENT OF CLASS (3)
----------------------------              -------------------------------        --------------------

Michael L. Bowlin (4)                               1,687,613                          38.5%

C. Christopher Bess (5)                               488,623                          11.1%

Nina J. Pratz                                         156,802                           3.6%

William J. McCabe                                     101,590                           2.3%

Michael Mons                                           30,330                             *

Cynthia K. Biggers                                      9,000                             *

Johnny Riley                                           15,100                             *



Robert J. Beckett                                     135,646                           3.1%

Harold Van Tongeren (6)                                56,099                           1.3%

James A. Clark                                         37,000                             *

Jack Ayers                                              9,000                             *

Monica A. Bowlin (7)                                1,687,613                          38.5%

The Francis W. McClure and Evelyn
Hope McClure Revocable Trust                          391,695                           8.9%

Wellington Management Company, LLP                    228,000                           5.2%

All directors and executive officers
as a group (10 persons) (4)(5)(6)(7)                2,726,803                          62.2%

------------------------------------------------
*Less than 1.0%


(1) All of the holders have an address at c/o the Company, 150 Louisiana NE, Albuquerque, NM, 87108.

(2) Unless otherwise noted and subject to community property laws, where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock as shown beneficially owned by them.

(3) The shares and percentages shown include the shares of Common Stock actually owned as of May 18, 2000, and the shares of Common Stock which the person had the right to acquire beneficial ownership within sixty days of such date pursuant to options. All shares of Common Stock the identified person had the right to acquire within sixty days of May 18, 2000 upon the exercise of options are deemed outstanding when computing the percentage of the securities owned by such person, but are not deemed to be outstanding when computing the percentage of securities owned by any other person.

(4) Includes 425,687 shares held by Mr. Bowlin's wife and 171,332 shares held by each of three daughters. Mr. Bowlin disclaims beneficial ownership of an aggregate of 513,996 of such shares, which are held by three of his daughters.

(5) Includes 48,006 shares held by Mr. Bess' wife and 26,623 shares held by Mr. Bess' minor daughter.

(6) All of such 56,099 shares are held by Mr. Van Tongeren jointly with his wife.

(7) Includes 747,930 shares held by Mrs. Bowlin's husband and 171,332 shares held by each of her three daughters. Mrs. Bowlin disclaims beneficial ownership of an aggregate of 513,996 of such shares, which are held by three of her daughters.

(8) Includes, as to the persons listed, options currently exerciseable as follows: Mr. Bowlin 50,000; Mr. Bess 40,000; Ms. Pratz 40,000; Mr. McCabe 40,000; Mr. Mons 30,000; Ms. Biggers 9,000; Mr. Riley 15,000; Messrs.
     Beckett, Van Tongeren, Clark and Ayers 12,000 each.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     Michael L. Bowlin is the President and Chairman of the Board of, and a 25% stockholder in, Stuckey's Corporation ("Stuckey's"), a franchiser of restaurants and specialty stores, including specialty stores located at four of the Company's travel centers. In fiscal year 2000, aggregate franchise and other related fees paid by the Company to Stuckey's equaled approximately $34,029. The Company did not have any other transactions during fiscal 2000 with any director, director nominee, executive officer or security holder known to the Company to own of record or beneficially more than five percent of the Company's Common Stock, or any member of the immediate family of any of the foregoing persons, in which the amount involved exceeded $60,000.