Form 10-Q
period 2000-04-30
BOWLIN OUTDOOR ADVERTISING & TRAVEL CENTERS INC
filed 2000-06-14
CIK 1020898

BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES



                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ________ to ________


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


                     Issuer's telephone number: 505-266-5985


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of June 14, 2000, 4,384,848 shares of the issuer's common stock were outstanding.

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

                  Consolidated Balance Sheets as of
                  April 30, 2000 and January 31, 2000..........................2

                  Consolidated Statements of Income
                  for the Three Months Ended
                  April 30, 2000 and 1999......................................4

                  Consolidated Statement of Stockholders'
                  Equity for the Three Months Ended April 30, 2000.............5

                  Consolidated Statements of Cash Flows for the
                  Three Months Ended April 30, 2000 and 1999...................6

                  Notes to the Consolidated Financial Statements...............8

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................10

Item 3.           Quantitative and Qualitative Disclosures About
                  Market Risk.................................................15

                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings...........................................15

Item 2.           Changes in Securities and Use of Proceeds...................15

Item 3.           Defaults Upon Senior Securities.............................15

Item 4.           Submission of Matters to a Vote of Security Holders.........15

Item 5.           Other Information...........................................15

Item 6.           Exhibits and Reports on Form 8-K ...........................16

                  Signatures .................................................16

Item 1. Consolidated Financial Statements


                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES


                           Consolidated Balance Sheets
                                     Assets
                        (In thousands, except share data)


                                                                       April 30,                 January 31,
                                                                         2000                       2000
                                                                      (Unaudited)
                                                                  --------------------       --------------------
Current assets:
      Cash and cash equivalents                                    $           2,127          $           1,559
      Accounts receivable, Outdoor Advertising, net                              656                        595
      Accounts receivable, other                                                 535                        559
      Accounts receivable, related parties                                       146                        122
      Inventories                                                              3,602                      3,534
      Prepaid expenses and other current assets                                  704                        693
      Income taxes                                                               875                        849
      Notes receivable, related parties                                           14                         14
                                                                       --------------------       --------------------
      Total current assets                                                     8,659                      7,925



Property & equipment, net                                                     30,544                     30,556

Intangible assets, net                                                         1,946                      2,024

Other assets                                                                     269                        276
                                                                  --------------------       --------------------

      Total assets                                                 $          41,418          $          40,781
                                                                  ====================       ====================


                                                                                                      (Continued)


                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES




                           Consolidated Balance Sheets
                      Liabilities and Stockholders' Equity
                        (In thousands, except share data)

                                                                        April 30,                January 31,
                                                                          2000                      2000
                                                                       (Unaudited)
                                                                  --------------------       ---------------------

Current liabilities:

      Short-term borrowings, bank                                  $             707          $               242
      Accounts payable                                                         1,819                        1,417
      Current installments of long-term debt                                   1,557                        1,503
      Accrued liabilities                                                        480                          455
      Deferred income                                                            200                          142
                                                                  --------------------        ---------------------
      Total current liabilities                                                4,763                        3,759

Deferred income taxes                                                            938                          898

Long-term debt, less current installments                                     20,475                       20,886
                                                                  --------------------        ---------------------

      Total liabilities                                                       26,176                       25,543


Stockholders' equity:
      Common stock, $.001 par value; authorized 100,000,000
        shares; issued and outstanding 4,384,848 shares                            4                            4

      Additional paid-in capital
                                                                              11,604                       11,604
      Retained earnings                                                        3,634                        3,630
                                                                 --------------------        ---------------------
      Total stockholders' equity                                              15,242                       15,238
                                                                  --------------------        ---------------------
      Total liabilities and stockholders' equity                   $          41,418            $          40,781
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

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES


                        Consolidated Statements of Income
                 (In thousands, except share and per share data)

                                                                               For the Three Months Ended
                                                                ------------------------------------------------------

                                                                    April 30,                          April 30,
                                                                      2000                                1999
                                                                   (Unaudited)                        (Unaudited)
                                                                ------------------                 -------------------

Gross sales                                                      $         8,823                    $          8,047
Less discounts on sales                                                       91                                  80
                                                                ------------------                 -------------------

       Net sales                                                           8,732                               7,967

Cost of goods sold                                                         5,775                               5,014
                                                                ------------------                 -------------------
       Gross profit                                                        2,957                               2,953

General and administrative expenses                                       (1,866)                             (1,920)
Depreciation and amortization                                               (672)                               (569)
                                                                ------------------                 -------------------
       Operating income                                                      419                                 464

Non-operating income (expense):
       Interest income                                                        21                                  23
       Gain on sale of property and equipment                                 95                                   5
       Interest expense                                                     (517)                               (430)
                                                                ------------------                 -------------------
       Total non-operating income (expense)                                 (401)                               (402)
                                                                ------------------                 -------------------
Income before income taxes                                                    18                                  62

Income taxes                                                                  14                                  26
                                                                ------------------                 -------------------

Net income                                                       $             4                    $             36
                                                                ==================                 ===================


Weighted average common shares                                         4,384,848                           4,384,848

Weighted average common shares and potential
       dilutive common shares                                          4,433,555                           4,384,848

Earnings per share
       Basic                                                     $           .00                    $            .01
                                                                ==================                 ==================

       Diluted                                                   $           .00                    $            .01
                                                                ==================                 ==================


          See accompanying notes to consolidated financial statements.

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES



                 Consolidated Statement of Stockholders' Equity
                        (In thousands, except share data)


                                                     For the Three Months Ended April 30, 2000
                                                                    (Unaudited)
                                  ------------------------------------------------------------------------------------
                                                        Common       Additional
                                        Number          stock,         paid-in         Retained
                                      of shares         at par         capital         earnings           Total
                                  ------------------------------------------------------------------------------------

Balance at January 31, 2000           4,384,848         $    4      $    11,604       $   3,630         $  15,238

Net income (unaudited)                                                                        4                 4

                                  ------------------------------------------------------------------------------------

Balance at April 30, 2000             4,384,848         $    4      $    11,604       $   3,634         $  15,242
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

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES



                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                   For the Three Months Ended
                                                                            ------------------------------------------

                                                                               April 30,                 April 30,
                                                                                  2000                      1999
                                                                              (Unaudited)               (Unaudited)
                                                                            -----------------          ---------------
Cash flows from operating activities:
      Net income                                                              $            4             $         36
      Adjustments to  reconcile  net income to net
         cash  provided  by  operating activities:
             Depreciation and amortization                                               672                      569
             Amortization of loan fees                                                    45                       32
             Provision for bad debts                                                      50                        9
             Gain on sales of property and equipment                                     (95)                      (5)
             Deferred income taxes                                                        40                       61
             Imputed interest                                                              2                        3
             Deferred income                                                              58                      (17)
             Changes in operating assets and liabilities, net                            224                       69
                                                                            -----------------          ---------------
                       Net cash provided by operating activities                       1,000                      757

Cash flows from investing activities:
      Proceeds from sale of assets                                                      132                        19
      Business acquisitions                                                               -                    (1,516)
      Purchases of property and equipment, net                                         (664)                   (1,560)
      Proceeds from insurance                                                             -                       236
      Proceeds from notes receivable, net                                                (6)                        2
                                                                            -----------------          --------------
                       Net cash used in investing activities                           (538)                   (2,819)

Cash flows from financing activities:
      Short-term borrowings, bank, net                                                  465                       277
      Borrowings on long-term debt                                                        -                     1,750
      Payments on long-term debt                                                       (359)                     (362)
                                                                            -----------------          ---------------
                       Net cash provided by financing activities                        106                     1,665


Net increase (decrease) in cash and cash equivalents                                    568                      (397)
Cash and cash equivalents at beginning of period                                      1,559                     2,199
                                                                            -----------------          ---------------

Cash and cash equivalents at end of period                                    $       2,127             $       1,802
                                                                            =================          ===============

                                                                                                           (Continued)


                                      BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES




                Consolidated Statements of Cash Flows, Continued
                                 (In thousands)

                                                                           April 30,                 April 30,
                                                                              2000                      1999
                                                                          (Unaudited)               (Unaudited)
                                                                        -----------------         -----------------

Supplemental disclosure of cash flow information:

     Acquisitions:
         Fair value of assets  acquired and  liabilities assumed
         at the date of the acquisitions were as follows:
            Prepaid expenses                                              $            -           $             3
            Billboards                                                                 -                     1,463
            Covenants not to compete                                                   -                        50
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

                                      BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES


             Notes to Consolidated Financial Statements (Unaudited)


1. The consolidated financial statements for the three months ended April 30, 2000 and 1999 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-K for the fiscal year ended January 31, 2000. Results of operations for interim periods are not necessarily indicative of results that may be expected for the year as a whole.

2. Earnings per Share. The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income from continuing operations.

                                                          Three months ended April 30,
                                ---------------------------------------------------------------------------------
                                                2000                                      1999
                                --------------------------------------   ----------------------------------------
                                  Income        Shares      Per Share       Income         Shares     Per Share
                                (Numerator)  (Denominator)   Amount       (Numerator)   (Denominator)   Amount

Basic EPS - net income           $   4,000     4,384,848    $    0.00      $   36,000     4,384,848   $     0.01
                                                            ----------                                -----------
Effect of Dilutive Securities
Stock options                                     48,707                                         -
                                ------------ --------------              -------------- -------------
Diluted EPS - net income         $    4,000     4,433,555   $    0.00      $   36,000     4,384,848   $     0.01
                                ============ ============== ==========   ============== ============= ===========




                                      BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES


             Notes to Consolidated Financial Statements (Unaudited)


3. Segment Information: Travel center operations, which represents 76 percent of net sales of the Company, and outdoor advertising operations, which represents 24 percent of net sales, are the Company's reportable segments under SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. The travel center segment provides for the retail sale of merchandise, food and gasoline to the traveling public while the outdoor advertising segment operates billboard advertising displays which are situated on interstate highways, primarily in the Southwestern United States. No single customer accounted for 10 percent of consolidated net sales in any period.

     Effective February 1, 2000, the Company measures its segments' results of operations (segment profit) based on operating income less allocable interest expense. Accordingly, segment profit for all periods presented has been retroactively restated to conform to the new presentation. The accounting policies used to measure segment results of operations are the same as those described in note 1 to the consolidated financial statements included in Form 10-K for the year ended January 31, 2000.

     Summarized  financial  information   concerning  the  Company's  reportable
     segments as of and for the respective periods ended April 30, are shown in the following table.


                                   Travel           Outdoor          Corporate          Total
                                   Center         Advertising      and other (1)
       (in thousands)            Operations        Operations
        Three months           --------------   ---------------   ---------------  ---------------
       ended April 30,



 Net sales (2)
                    2000       $       6,675            2,057                 -            8,732
                    1999               6,129            1,838                 -            7,967

Segment profit (3)
(Income before
 income taxes)
                    2000       $         137              (40)               (79)             18
                    1999                 153               60               (151)             62



     (1) Corporate and other results of operations include costs associated with certain members of executive management, the corporate accounting and finance function and other typical administrative functions not considered in assessing segment profit.

     (2)  There were no inter-segment sales.

     (3) Management does not consider interest income, non-operating income and expense amounts or income tax expense in the determination of the operating performance of the reportable segments. However, the amount reported for Corporate and other includes interest income and non-operating income and expense. The total segment profit agrees to income before income taxes in the consolidated statements of income.

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES




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

Overview

The following is a discussion of the consolidated financial condition and results of operations of the Company as of and for the periods ended April 30, 2000 and 1999. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes included in the Company's Form 10-K for the fiscal year ended January 31, 2000.

The Company operates in two industry segments, outdoor advertising and travel centers. In order to perform a meaningful evaluation of the Company's performance in each of its operating segments, the Company has presented selected operating data which separately sets forth the revenue, expenses and operating income attributable to each segment, and also separately sets forth the corporate expenses of the Company which management does not allocate to either of the Company's segments for purposes of determining their respective operating income. The discussion of results of operations which follows compares such selected operating data and corporate expense data for the interim periods presented.

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES


Results of Operations

The following table presents certain income and expense items derived from the Consolidated Statements of Income for the three months ended April 30 (unaudited and amounts in thousands):



                                                                     Three Months Ended
                                                                    2000              1999
                                                                    ----              ----
          Travel centers:
               Gross sales                                       $   6,766        $    6,209
               Discounts on sales                                       91                80
                                                                -----------      ------------
               Net sales                                             6,675             6,129
               Cost of sales                                         4,810             4,213
                                                                -----------      ------------
                                                                     1,865             1,916
               General and administrative expenses                   1,450             1,508
               Depreciation and amortization                           148               133
                                                                -----------      ------------
               Operating income                                        267               275
               Interest expense                                        130               122
                                                                -----------      ------------
               Segment profit                                          137               153

          Outdoor advertising:
               Gross sales                                           2,057             1,838
               Direct operating expenses                               965               801
                                                                -----------      ------------
                                                                     1,092             1,037
               General and administrative expenses                     279               278
               Depreciation and amortization                           490               412
                                                                -----------      ------------
               Operating income                                        323               347
               Interest expense                                        363               287
                                                                -----------      ------------
               Segment profit                                          (40)               60

          Corporate and other:
               General and administrative expenses                    (137)             (134)
               Depreciation and amortization                           (34)              (24)
               Interest expense                                        (24)              (21)
               Other income, net                                       116                28
                                                                -----------      ------------

          Income before income taxes                                    18                62

          Income taxes                                                  14                26
                                                                -----------      ------------

          Net income                                            $        4       $        36
                                                                ===========      ============


                                                                                        (Continued)


                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES


                                                                     Three Months Ended
                                                                   2000             1999
                                                                   ----             ----

          EBITDA(1) - Travel centers                            $      415       $       408
                                                                ===========      ============
          EBITDA - Outdoor advertising                          $      813       $       759
                                                                ===========      ============
          EBITDA - Total company                                 $   1,091        $    1,033
                                                                ===========      ============

          EBITDA margin - Travel centers                              6.1%              6.6%
                                                                ===========      ============
          EBITDA margin - Outdoor advertising                        39.5%             41.3%
                                                                ===========      ============
          EBITDA margin - Total company                              12.4%             12.8%
                                                                ===========      ============





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


Comparison of the Three Months Ended April 30, 2000 and April 30, 1999

Outdoor Advertising. Gross sales from the Company's outdoor advertising increased 11.9% to $2.057 million for the three months ended April 30, 2000, from $1.838 million for the three months ended April 30, 1999. The increase was primarily attributable to the continual assimilation of the Company's acquisitions, internal development, increased usage of available sign inventory and increases in rates.

Direct operating expenses related to outdoor advertising consist of rental payments to property owners for the use of land on which advertising displays are located, production expenses and selling expenses. Selling expenses consist primarily of salaries and commissions for salespersons and travel related to sales. Direct operating costs increased 20.5% to $965,000 for the three months ended April 30, 2000, from $801,000 for the three months ended April 30, 1999. The increase is principally due to increases in salaries, sign repairs, cost of production and utilities. Direct operating expenses as a percentage of gross revenues for the three months ended April 30, 2000 was 46.9% compared to 43.6% for the three months ended April 30, 1999.

General and administrative expenses for outdoor advertising consist of salaries and wages for administrative personnel, insurance, legal fees, association dues and subscriptions and other indirect operating expenses. General and administrative expenses were $279,000 for the three months ended April 30, 2000, compared to $278,000 for the three months ended April 30, 1999.

Depreciation and amortization expense increased 18.9% to $490,000 for the three months ended April 30, 2000, from $412,000 for the three months ended April 30, 1999. The increase is attributable to scheduled depreciation of advertising display structures as well as the amortization of goodwill and non-compete covenants.

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES


The above factors contributed to the decrease in outdoor advertising operating income of 6.9% to $323,000 for the three months ended April 30, 2000, from $347,000 for the three months ended April 30, 1999.

Interest expense increased 26.5% to $363,000 for the three months ended April 30, 2000, from $287,000 for the three months ended April 30, 1999 due to additional borrowings to fund acquisitions and internal development.

Segment profit decreased 166.7% to ($40,000) for the three months ended April 30, 2000, from $60,000 for the three months ended April 30, 1999 primarily as a result of increases in depreciation and amortization, and interest expense.


EBITDA for outdoor advertising increased 7.1% to $813,000 for the three months ended April 30, 2000, from $759,000 for the three months ended April 30, 1999. The EBITDA margin for outdoor advertising decreased to 39.5% for the three months ended April 30, 2000, compared to 41.3% for the three months ended April 30, 1999.

Travel Centers. Gross sales at the Company's travel centers increased by 9.0% to $6.766 million for the three months ended April 30, 2000, from $6.209 million for the three months ended April 30, 1999. Merchandise sales increased 4.0% to $2.225 million for the three months ended April 30, 2000, from $2.139 million for the three months ended April 30, 1999. Gasoline sales increased 14.0% to $3.486 million for the three months ended April 30, 2000, from $3.057 million for the same period in 1999. Wholesale gasoline sales increased 16.9% to $409,000 for the three months ended April 30, 2000, from $350,000 for the three months ended April 30, 1999. Restaurant sales decreased 2.6% to $646,000 for the three months ended April 30, 2000, from $663,000 for the three months ended April 30, 1999.

Cost of goods sold for the travel centers increased 14.2% to $4.810 million for the three months ended April 30, 2000, from $4.213 million for the three months ended April 30, 1999. Merchandise cost of goods increased 7.6% to $1.011 million for the three months ended April 30, 2000, from $940,000 for the three months ended April 30, 1999. Gasoline cost of goods increased 18.3% to $3.230 millions for the three months ended April 30, 2000, from $2.731 million for the three months ended April 30, 1999. Wholesale gasoline cost of goods increased 17.5% to $396,000 for the three months ended April 30, 2000, from $337,000 for the three months ended April 30, 1999. Restaurant cost of goods decreased 15.6% to $173,000 for the three months ended April 30, 2000, from $205,000 for the three months ended April 30, 1999. Cost of goods sold as a percentage of gross revenues for the three months ended April 30, 2000 was 71.1% compared to 67.9% for the three months ended April 30, 1999.

Gross profit for the travel centers decreased 2.7% to $1.865 million for the three months ended April 30, 2000, from $1.916 million for the three months ended April 30, 1999. Lower margins on convenience store product sales and gasoline sales for the three months ended April 30, 2000 continued to negatively impact gross margin.

General and administrative expenses for travel centers consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses for the travel centers decreased 3.8% to $1.450 million for the three months ended April 30, 2000, from $1.508 million for the three months ended April 30, 1999.

Depreciation and amortization expense increased 11.3% to $148,000 for the three months ended April 30, 2000, from $133,000 for the three months ended April 30, 1999.

The above factors contributed to an overall decrease in travel center operating income of 2.9% to $267,000 for the three months ended April 30, 2000, from $275,000 for the three months ended April 30, 1999.

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES


Interest expense increased 6.6% to $130,000 for the three months ended April 30, 2000, from $122,000 for the three months ended April 30, 1999.

Segment decreased 10.5% to $137,000 for the three months ended April 30,2000, from $153,000 for the three months ended April 30, 1999 primarily as a result of increases in depreciation and amortization and interest expenses.

EBITDA for travel centers increased 1.7% to $415,000 for the three months ended April 30, 2000, from $408,000 for the three months ended April 30, 1999. The EBITDA margin for travel centers decreased slightly to 6.1% for the three months ended April 30, 2000, compared to 6.6% for the three months ended April 30, 1999.

Corporate and Other. General and administrative expenses for corporate and other operations of the Company consist primarily of executive and administrative compensation and benefits, accounting, legal and investor relations fees. General and administrative expenses increased to $137,000 for the three months ended April 30, 2000, from $134,000 for the three months ended April 30, 1999.

Depreciation and amortization expenses for the Company's corporate and other operations consist of depreciation associated with the corporate headquarters, furniture and fixtures and vehicles. Depreciation and amortization expenses increased to $34,000 for the three months ended April 30, 2000, from $24,000 for the three months ended April 30, 1999.

Interest expense increased 14.3% to $24,000 for the three months ended April 30, 2000, from $21,000 for the three months ended April 30, 1999.

Other income, net, includes gains and/or losses from the sales of assets and interest income. Other income, net, increased 314.3% to $116,000 for the three months ended April 30, 2000, from $28,000 for the three months ended April 30, 1999. The increase is due to a one-time gain of $102,000 from the sale of land in the first quarter of fiscal year 2001 not present in fiscal year 2000.

Income before income taxes decreased 71.0% to $18,000 for the three months ended April 30, 2000, from $62,000 for the three months ended April 30, 1999. As a percentage of gross revenues, income before income taxes decreased to 0.2% for the three months ended April 30, 2000, from 0.8% for the three months ended April 30, 1999, primarily as a result of increased depreciation and amortization, and interest expense.

Income taxes were $14,000 for the three months ended April 30, 2000, compared to $26,000 for the three months ended April 30, 1999, as the result of lower pretax income.

The foregoing factors contributed to a decrease in the Company's net income for the three months ended April 30, 2000 to $4,000 compared to $36,000 for the three months ended April 30, 1999.

Increases in depreciation and amortization as well as interest expense have been substantial. Management expects depreciation and amortization and interest expense to continue to increase which may lead to future net losses

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES


Liquidity and Capital Resources

At April 30,  2000,  the  Company had  working  capital of $3.896  million and a current  ratio of 1.8:1,  compared  to working  capital of $4.166  million and a current ratio of 2.1:1 at January 31, 2000. Net cash provided by operating activities was $1.000 million for the three months ended April 30, 2000, compared to $757,000 for the three months ended April 30, 1999. Net cash provided in the current period is primarily attributable to increased depreciation and amortization expense and other operating assets and liabilities.

Net cash used in investing activities for the three months ended April 30, 2000 was $538,000, of which $664,000 was used for purchases of property and equipment partially offset by proceeds from sales of assets. For the three months ended April 30, 1999, net cash used for investing activities was $2.819 million, of which $1.560 was used for purchases of property and equipment and $1.516 million was used for acquisitions.

Net cash provided by financing activities for the three months ended April 30, 2000 was $106,000 as compared to $1.665 million for the three months ended April 30, 1999. At April 30, 2000 and 1999, financing activities were a result of borrowings and payments on debt.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The principal market risks to which the Company is exposed to are interest rates on the Company's debt. The Company's interest sensitive liabilities are its debt instruments. Variable interest on majority of debt equals LIBOR plus an applicable margin. Because rates may increase or decrease at any time, the Company is exposed to market risk as a result of the impact that changes in these base rates may have on the interest rate applicable to borrowings. Increases (decreases) in the interest rates applicable to borrowings would result in increased (decreased) interest expense and a reduction (increase) in the Company's net income. Management does not, however, believe that any risk inherent in the variable rate nature of its debt is likely to have a material effect on the Company's financial position, results of operations or liquidity.


PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.  None.

Item 2.           Changes in Securities and Use of Proceeds.   None.

Item 3.           Defaults Upon Senior Securities.  None.

Item 4.           Submission of Matters to a Vote of Security Holders.  None.

Item 5.           Other Information.  None.

Item 6.           Exhibits and Reports on Form 8-K.


         (a).     Exhibit No.                               Exhibit Name

                      27                                 Financial Data Schedule

         (b). No reports were filed on Form 8-K during the three months ended April 30, 2000.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:             June 14, 2000

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