Form 10-Q
period 2000-07-31
BOWLIN OUTDOOR ADVERTISING & TRAVEL CENTERS INC
filed 2000-09-13
CIK 1020898

BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES





                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended July 31, 2000

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


                     Issuer's telephone number: 505-266-5985


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of September 13, 2000, 4,390,098 shares of the issuer's common stock were outstanding.

                                      INDEX


                          PART I. FINANCIAL INFORMATION



Item 1.           Consolidated Financial Statements                     Page No.

                  Consolidated Balance Sheets as of
                  July 31, 2000 and January 31, 2000...........................2

                  Consolidated Statements of Income
                  for the Three and Six Months Ended
                  July 31, 2000 and 1999.......................................4

                  Consolidated Statement of Stockholders'
                  Equity for the Six Months Ended July 31, 2000................5

                  Consolidated  Statements  of Cash  Flows for the
                  Three and Six Months Ended July 31, 2000 and 1999............6

                  Notes to the Consolidated Financial Statements...............8

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................10

Item 3.           Quantitative and Qualitative Disclosures About
                  Market Risk.................................................17

                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings...........................................17

Item 2.           Changes in Securities and Use of Proceeds...................17

Item 3.           Defaults Upon Senior Securities.............................17

Item 4.           Submission of Matters to a Vote of Security Holders.........17

Item 5.           Other Information...........................................18

Item 6.           Exhibits and Reports on Form 8-K ...........................18

                  Signatures .................................................18

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES







PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements


                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES


                           Consolidated Balance Sheets
                                     Assets
                        (In thousands, except share data)

                                                                         July 31,                January 31,
                                                                           2000                     2000
                                                                       (Unaudited)
                                                                  --------------------      --------------------
Current assets:
      Cash and cash equivalents                                     $         3,136            $         1,559
      Accounts receivable, Outdoor Advertising, net                             678                        595
      Accounts receivable, other                                                259                        559
      Accounts receivable, related parties                                      123                        122
      Inventories                                                             3,448                      3,534
      Prepaid expenses and other current assets                                 946                        693
      Income taxes                                                              174                        849
      Notes receivable, related parties                                          14                         14
                                                                  --------------------       --------------------

      Total current assets                                                    8,778                      7,925


Property & equipment, net                                                    30,289                     30,556

Intangible assets, net                                                        1,869                      2,024

Other assets                                                                    424                        276
                                                                  --------------------       --------------------
      Total assets                                                  $        41,360            $        40,781
                                                                  ====================       ====================




                                                                     (Continued)


                           Consolidated Balance Sheets
                      Liabilities and Stockholders' Equity
                        (In thousands, except share data)

                                                                         July 31,                 January 31,
                                                                           2000                       2000
                                                                       (Unaudited)
                                                                  --------------------      ---------------------

Current liabilities:

      Short-term borrowings, bank                                   $           907           $            242
      Accounts payable                                                        1,381                      1,417
      Current installments of long-term debt                                  1,568                      1,503
      Accrued liabilities                                                       624                        455
      Deferred income                                                           233                        142
                                                                  --------------------      ---------------------

      Total current liabilities                                               4,713                      3,759

Deferred income taxes                                                           972                        898

Long-term debt, less current installments                                    20,074                     20,886
                                                                  --------------------      ---------------------

      Total liabilities                                                      25,759                     25,543


Stockholders' equity:
      Common stock, $.001 par value; authorized 100,000,000
        shares; issued and outstanding 4,389,098 and                              4                          4
        4,384,848 shares

      Additional paid-in capital                                             11,621                     11,604

      Retained earnings                                                       3,976                      3,630
                                                                  --------------------      ---------------------
      Total stockholders' equity                                    $        15,601           $         15,238
                                                                  --------------------      ---------------------
Total liabilities and stockholders' equity                          $        41,360           $         40,781
                                                                  ====================      =====================


                     See accompanying notes to consolidated
                             financial statements.

                        Consolidated Statements of Income
                 (In thousands, except share and per share data)

                                               Three Months Ended                       Six Months Ended
                                        ---------------------------------       --------------------------------

                                           July 31,           July 31,              July 31,        July 31,
                                             2000               1999                  2000            1999
                                         (Unaudited)        (Unaudited)           (Unaudited)      (Unaudited)
                                        ---------------   ---------------       ---------------   --------------


Gross sales                              $     10,192      $      9,861          $     19,014      $    17,908


Less discounts on sales                           110               102                   201              181
                                        ---------------   ---------------       ---------------   --------------
       Net sales                               10,082             9,759                18,813           17,727


Cost of goods sold                              6,363             6,174                12,138           11,188
                                        ---------------   ---------------       ---------------   --------------
      Gross profit                              3,719             3,585                 6,675            6,539

General and administrative expenses            (1,995)           (2,033)               (3,862)          (3,953)


Depreciation and amortization                    (682)             (631)               (1,353)          (1,201)
                                        ---------------   ---------------       ---------------   --------------
       Operating income                         1,042               921                 1,460            1,385


Non-operating income (expense):
       Interest income                             36                26                    57               49
       Gain from insurance proceeds                 -               227                     -              227
       Gain on sale of property and
          equipment                                37                10                   131               15
       Interest expense                          (560)             (479)               (1,076)            (909)
                                        ---------------   ---------------       ---------------   --------------
       Total non-operating income
       (expense)                                 (487)             (216)                 (888)            (618)
                                        ---------------   ---------------       ---------------   --------------
Income before income taxes                        555               705                   572              767

Income taxes                                      212               273                   226              300
                                        ---------------   ---------------       ---------------   --------------
Net income                               $        343      $        432          $        346      $       467
                                        ===============   ===============       ===============   ==============


Weighted average common shares              4,385,941         4,384,848              4,385,397        4,384,848

Weighted average common and
   potential dilutive common shares         4,457,647         4,384,848              4,445,604        4,384,848

Earnings per share
                     Basic               $       0.08      $       0.10          $        0.08     $       0.11
                                        ===============   ===============       ===============   ==============
                     Diluted             $       0.08      $       0.10          $        0.08     $       0.11
                                        ===============   ===============       ===============   ==============


                     See accompanying notes to consolidated
                             financial statements.

                 Consolidated Statement of Stockholders' Equity
                        (In thousands, except share data)



                                                      For the Six Months Ended July 31, 2000
                                                                    (Unaudited)
                                  ------------------------------------------------------------------------------------



                                                        Common       Additional
                                        Number          stock,         paid-in         Retained
                                      of shares         at par         capital         earnings           Total
                                      ---------         ------       ----------        --------           -----

Balance at January 31, 2000           4,384,848         $   4        $  11,604         $ 3,630          $ 15,238

Stock option exercises                    4,250                             17                                17

Net income                                                                                 346               346
                                  ------------------------------------------------------------------------------------
Balance at July 31, 2000              4,389,098         $   4        $  11,621        $  3,976         $  15,601
                                  ====================================================================================



















                     See accompanying notes to consolidated
                             financial statements.

                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                           For the Six Months Ended
                                                                 ------------------------------------------

                                                                     July 31,                  July 31,
                                                                       2000                      1999
                                                                   (Unaudited)               (Unaudited)
                                                                 -----------------        -----------------
Cash flows from operating activities:
      Net income                                                             346                      467
      Adjustments to reconcile net income to net
          cash provided by operating activities:
             Depreciation and amortization                         $       1,353            $       1,201
             Amortization of loan fees                                        89                       78
             Provision for bad debts                                          57                       18
             Gain from insurance proceeds                                      -                     (227)
             Gain on sales of property and equipment                        (131)                     (15)
             Deferred income taxes                                            74                      187
             Imputed interest                                                  5                        6
             Changes in operating assets and
                liabilities, net
                                                                 -----------------        -----------------
               Net cash provided by operating activities                   2,695                    2,446

Cash flows from investing activities:
      Proceeds from sale of assets                                           202                       31
      Business acquisitions                                                    -                   (1,516)
      Purchases of property and equipment, net                            (1,257)                  (2,814)
      Proceeds from insurance                                                  -                      599
      Capital received from partnership                                        -                       15
      Proceeds from notes receivable, net                                      7                        2
                                                                 -----------------        -----------------
               Net cash used in investing activities                      (1,048)                  (3,683)

Cash flows from financing activities:
      Short-term borrowings, bank, net                                       665                      569
      Borrowings on long-term debt                                            48                    1,750
      Payments on long-term debt                                            (800)                    (652)
      Proceeds from stock option exercises                                    17                        -
                                                                 -----------------        -----------------
               Net cash (used in) provided by financing
               activities                                                    (70)                   1,667

Net increase in cash and cash equivalents                                  1,577                      430
Cash and cash equivalents at beginning of period                           1,559                    2,199
                                                                 -----------------        -----------------
Cash and cash equivalents at end of period                        $        3,136            $       2,629
                                                                 =================        =================

                                                                     (Continued)

                Consolidated Statements of Cash Flows, Continued
                                 (In thousands)

                                                                      July 31,                July 31,
                                                                        2000                   1999
                                                                    (Unaudited)             (Unaudited)
                                                                 -----------------        -----------------

Supplemental disclosure of cash flow information:

     Sale of property and equipment in exchange
     for note receivable                                           $         166            $           -
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

             Notes to Consolidated Financial Statements (Unaudited)


1. The consolidated financial statements for the three and six months ended July 31, 2000 and 1999 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-K for the fiscal year ended January 31, 2000. Results of operations for interim periods are not necessarily indicative of results that may be expected for the year as a whole.

2. In May 2000, the Company sold certain assets, including land and equipment, to a third party for $25,000 cash and a note receivable for $400,000. The note receivable has a stated rate of interest of 8 percent and is payable in annual installments of $37,500 through 2004 with the balance due in 2005. The assets sold had a carrying value of $170,258 and the costs incurred to sell the assets was $6,043. The gain on the sale of the property was $248,699, of which $14,625 was recognized initially and
     $234,074  was  deferred  and will be   recognized  into income  using the
     installment method as payments are received. The deferred gain is reflected as a reduction to the note receivable in the accompanying balance sheet.

3. Earnings per Share. The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income from continuing operations.

                                                          Three months ended July 31,
                                ---------------------------------------------------------------------------------
                                                2000                                      1999
                                --------------------------------------   ----------------------------------------
                                  Income        Shares      Per Share       Income         Shares     Per Share
                                (Numerator)  (Denominator)   Amount       (Numerator)   (Denominator)   Amount

Basic EPS - net income           $ 343,000     4,385,941     $  0.08       $ 432,000      4,384,848    $  0.10
                                                           ----------                                -----------

Effect of Dilutive Securities
Stock options                                     71,706                                         -
                                ------------ --------------              -------------- -------------
Diluted EPS - net income         $ 343,000     4,457,647     $  0.08       $ 432,000      4,384,848    $  0.10
                                ============ ============== ==========   ============== ============= ===========



                                                           Six months ended July 31,
                                ---------------------------------------------------------------------------------
                                                2000                                      1999
                                --------------------------------------   ----------------------------------------
                                  Income        Shares      Per Share       Income         Shares     Per Share
                                (Numerator)  (Denominator)   Amount       (Numerator)   (Denominator)   Amount

Basic EPS - net income           $ 346,000     4,385,397      $ 0.08       $ 467,000      4,384,848    $  0.11
                                                            ----------                                -----------
Effect of Dilutive Securities
Stock options                                     60,207                                         -
                                ------------ --------------              -------------- -------------
Diluted EPS - net income         $ 346,000     4,445,604      $ 0.08       $ 467,000      4,384,848    $  0.11
                                ============ ============== ==========   ============== ============= ===========


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

                                   Travel          Outdoor
                                   Center        Advertising          Corporate            Total
       (in thousands)            Operations       Operations        and other (1)
                               --------------   ---------------    ---------------    ---------------
       Three months
      ended July 31,

 Net sales (2)
                      2000       $   7,877            2,205                  -             10,082
                      1999           7,761            1,998                  -              9,759

 Segment profit (3)
 (Income before
 income taxes)

                      2000       $     634               62               (141)               555
                      1999             557               87                 61                705


        Six months
      ended July 31,

 Net sales (2)

                      2000  $       14,552            4,261                  -             18,813
                      1999          13,891            3,836                  -             17,727
 Segment profit (3)
 (Income before
 income taxes)

                      2000  $          772               20               (220)               572
                      1999             710              147                (90)               767


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

Overview

The following is a discussion of the consolidated financial condition and results of operations of the Company as of and for the periods ended July 31, 2000 and 1999. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes included in the Company's Form 10-K for the fiscal year ended January 31, 2000.

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

Results of Operations

The following table presents certain income and expense items derived from the Consolidated Statements of Income for the three and six months ended July 31 (unaudited and amounts in thousands):

                                                      Six Months Ended                   Three Months Ended
                                                   2000              1999              2000               1999
                                                   ----------------------              -----------------------
Travel centers:
      Gross sales                               $  14,753         $  14,072          $   7,987         $   7,863
      Discounts on sales                              201               181                110               102
                                                -----------       -----------        -----------       -----------
      Net sales                                    14,552            13,891              7,877             7,761
      Cost of sales                                10,171             9,475              5,361             5,261
                                                -----------       -----------        -----------       -----------
                                                    4,381             4,416              2,516             2,500
      General and administrative expenses           3,042             3,160              1,592             1,652
      Depreciation and amortization                   298               294                151               161
                                                -----------       -----------        -----------       -----------
      Operating income                              1,041               962                773               687
      Interest expense                                269               252                139               130
                                                -----------       -----------        -----------       -----------
      Segment profit                                  772               710                634               557

Outdoor advertising:
      Gross sales                                   4,261             3,836              2,205             1,998
      Direct operating expenses                     1,967             1,713              1,002               913
                                                -----------       -----------        -----------       -----------
                                                    2,294             2,123              1,203             1,085
      General and administrative expenses             540               514                260               236
      Depreciation and amortization                   976               846                486               433
                                                -----------       -----------        -----------       -----------
      Operating income                                778               763                457               416
      Interest expense                                758               616                395               329
                                                -----------       -----------        -----------       -----------
      Segment profit                                   20               147                 62                87

Corporate and other:
      General and administrative expenses            (280)             (279)              (143)             (145)
      Depreciation and amortization                   (79)              (61)               (45)              (37)
      Interest expense                                (49)              (41)               (26)              (20)
      Other income, net                               188               291                 73               263
                                                -----------       -----------        -----------       -----------

Income before income taxes                            572               767                555               705
Income taxes                                          226               300                212               273
                                                -----------       -----------        -----------       -----------
Net income                                       $    346          $    467           $    343          $    432
                                                ===========       ===========        ===========       ===========

EBITDA(1) - Travel centers                       $   1,339         $   1,256          $     924         $     848
                                                ===========       ===========        ===========       ===========
EBITDA - Outdoor advertising                     $   1,754         $   1,609          $     943         $     849
                                                ===========       ===========        ===========       ===========
EBITDA - Total company                           $   2,813         $   2,586          $   1,724         $   1,552
                                                ============      ===========        ===========       ===========

EBITDA margin - Travel centers                        9.1%              8.9%              11.6%             10.8%
                                                ============      ===========        ===========       ===========
EBITDA margin - Outdoor advertising                  41.2%             41.9%              42.8%             42.5%
                                                ============      ===========        ===========       ===========
EBITDA margin - Total company                        14.8%             14.4%              16.9%             15.7%
                                                ============      ===========        ===========       ===========

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


Comparison of the Six Months Ended July 31, 2000 and July 31, 1999

Outdoor Advertising. Gross sales from the Company's outdoor advertising increased 11.1% to $4.261 million for the six months ended July 31, 2000, from $3.836 million for the six months ended July 31, 1999. The increase was primarily attributable to the continual assimilation of the Company's acquisitions, internal development, increased usage of available sign inventory, and increases in rates.

Direct operating expenses related to outdoor advertising consist of rental payments to property owners for the use of land on which advertising displays are located, production expenses and selling expenses. Selling expenses consist primarily of salaries and commissions for salespersons and travel related to sales. Direct operating costs increased 14.8% to $1.967 million for the six months ended July 31, 2000, from $1.713 million for the six months ended July 31, 1999. The increase is principally due to increases in salaries, sign repairs, cost of production and utilities. Direct operating expenses as a percentage of gross revenues for the six months ended July 31, 2000 was 46.2% compared to 44.7% for the six months ended July 31, 1999.

General and administrative expenses for outdoor advertising consist of salaries and wages for administrative personnel, insurance, legal fees, association dues and subscriptions and other indirect operating expenses. General and administrative expenses were $540,000 for the six months ended July 31, 2000, compared to $514,000 for the six months ended July 31, 1999.

Depreciation and amortization expense increased 15.4% to $976,000 for the six months ended July 31, 2000, from $846,000 for the six months ended July 31, 1999. The increase is attributable to scheduled depreciation of advertising display structures as well as the amortization of goodwill and non-compete covenants.

The above factors contributed to the increase in outdoor advertising operating income of 2.0% to $778,000 for the six months ended July 31, 2000, from $763,000 for the six months ended July 31, 1999.

Interest expense increased 23.1% to $758,000 for the six months ended July 31, 2000, from $616,000 for the six months ended July 31, 1999 due to additional borrowings to fund acquisitions and internal development.

Segment profit decreased 86.4% to $20,000 for the six months ended July 31, 2000, from $147,000 for the six months ended July 31, 1999 primarily as a result of increases in depreciation and amortization, and interest expense.

EBITDA for outdoor advertising increased 9.0% to $1.754 million for the six months ended July 31, 2000, from $1.609 million for the six months ended July 31, 1999. The EBITDA margin for outdoor advertising decreased to 41.2% for the six months ended July 31, 2000, compared to 41.9% for the six months ended July 31, 1999.

Travel Centers. Gross sales at the Company's travel centers increased by 4.8% to $14.753 million for the six months ended July 31, 2000, from $14.072 million for the six months ended July 31, 1999. Merchandise sales increased 1.1% to $5.257 million for the six months ended July 31, 2000, from $5.200 million for the six months ended July 31, 1999. Gasoline sales increased 8.6% to $7.114 million for the six months ended July 31, 2000, from $6.551 million for the same period in 1999. Wholesale gasoline sales increased 16.2% to $945,000 for the six months ended July 31, 2000, from $813,000 for the six months ended July 31, 1999. Restaurant sales decreased 4.7% to $1.437 million for the six months ended July 31, 2000, from $1.508 million for the six months ended July 31, 1999.

Cost of goods sold for the travel centers increased 7.3% to $10.171 million for the six months ended July 31, 2000, from $9.475 million for the six months ended July 31, 1999. Merchandise cost of goods increased 0.5% to $2.350 million for the six months ended July 31, 2000, from $2.338 million for the six months ended July 31, 1999. Gasoline cost of goods increased 10.4% to $6.520 millions for the six months ended July 31, 2000, from $5.905 million for the six months ended July 31, 1999. Wholesale gasoline cost of goods increased 17.1% to $917,000 for the six months ended July 31, 2000, from $783,000 for the six months ended July 31, 1999. Restaurant cost of goods decreased 14.5% to $384,000 for the six months ended July 31, 2000, from $449,000 for the six months ended July 31, 1999. Cost of goods sold as a percentage of gross revenues for the six months ended July 31, 2000 was 68.9% compared to 67.3% for the six months ended July 31, 1999.

Gross profit for the travel centers slightly decreased 0.8% to $4.381 million for the six months ended July 31, 2000, from $4.416 million for the six months ended July 31, 1999. Lower margins on convenience store product sales and gasoline sales for the six months ended July 31, 2000 continued to negatively impact gross margin.

General and administrative expenses for travel centers consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses for the travel centers decreased 3.7% to $3.042 million for the six months ended July 31, 2000, from $3.160 million for the six months ended July 31, 1999.

Depreciation and amortization expense increased 1.4% to $298,000 for the six months ended July 31, 2000, from $294,000 for the six months ended July 31, 1999.

The above factors contributed to an overall increase in travel center operating income of 8.2% to $1.041 million for the six months ended July 31, 2000, from $962,000 for the six months ended July 31, 1999.

Interest expense increased 6.7% to $269,000 for the six months ended July 31, 2000, from $252,000 for the six months ended July 31, 1999.

Segment profit increased 8.7% to $772,000 for the six months ended July 31, 2000 from $710,000 for the six months ended July 31, 1999 primarily as a result of increases in gross sales with a corresponding decrease in general and administrative expenses.

EBITDA for travel centers increased 6.6% to $1.339 million for the six months ended July 31, 2000, from $1.256 million for the six months ended July 31, 1999. The EBITDA margin for travel centers increased to 9.1% for the six months ended July 31, 2000, compared to 8.9% for the six months ended July 31, 1999.

Corporate and Other. General and administrative expenses for corporate and other operations of the Company consist primarily of executive and administrative compensation and benefits, accounting, legal and investor relations fees. General and administrative expenses increased to $280,000 for the six months ended July 31, 2000, from $279,000 for the six months ended July 31, 1999.

Depreciation and amortization expenses for the Company's corporate and other operations consist of depreciation associated with the corporate headquarters, furniture and fixtures and vehicles. Depreciation and amortization expenses increased to $79,000 for the six months ended July 31, 2000, from $61,000 for the six months ended July 31, 1999.

Interest expense increased 19.5% to $49,000 for the six months ended July 31, 2000, from $41,000 for the six months ended July 31, 1999.

Other income, net, includes gains and/or losses from the sales of assets and interest income. Other income, net, decreased 35.4% to $188,000 for the six months ended July 31, 2000, from $291,000 for the six months ended July 31, 1999. The decrease is primarily due to a one-time gain of $227,000 from insurance proceeds in fiscal year 2000 not present in fiscal year 2001.

Income before income taxes decreased 25.4% to $572,000 for the six months ended July 31, 2000, from $767,000 for the six months ended July 31, 1999. As a percentage of gross revenues, income before income taxes decreased to 3.0% for the six months ended July 31, 2000, from 4.3% for the six months ended July 31, 1999.

Income taxes were $226,000 for the six months ended July 31, 2000, compared to $300,000 for the six months ended July 31, 1999, as the result of lower pretax income.

The foregoing factors contributed to an increase in the Company's net income for the six months ended July 31, 2000 to $346,000 compared to $467,000 for the six months ended July 31, 1999.

Increases in depreciation and amortization as well as interest expense have been substantial. Management expects depreciation and amortization and interest expense to continue to increase which may lead to future net losses.

Comparison of the Three Months Ended July 31, 2000 and July 31, 1999

Outdoor Advertising. Gross sales from the Company's outdoor advertising increased 10.4% to $2.205 million for the three months ended July 31, 2000, from $1.998 million for the three months ended July 31, 1999. The increase was primarily attributable to the continual assimilation of the Company's acquisitions, internal development, increased usage of available sign inventory, and increases in rates.

Direct operating expenses related to outdoor advertising consist of rental payments to property owners for the use of land on which advertising displays are located, production expenses and selling expenses. Selling expenses consist primarily of salaries and commissions for salespersons and travel related to sales. Direct operating costs increased 9.7% to $1.002 million for the three months ended July 31, 2000, from $913,000 for the three months ended July 31, 1999. The increase is principally due to increases in salaries, sign repairs, cost of production and utilities. Direct operating expenses as a percentage of gross revenues for the three months ended July 31, 2000 was 45.4% compared to 45.7% for the three months ended July 31, 1999.

General and administrative expenses for outdoor advertising consist of salaries and wages for administrative personnel, insurance, legal fees, association dues and subscriptions and other indirect operating expenses. General and administrative expenses were $260,000 for the three months ended July 31, 2000, compared to $236,000 for the three months ended July 31, 1999.

Depreciation and amortization expense increased 12.2% to $486,000 for the three months ended July 31, 2000, from $433,000 for the three months ended July 31, 1999. The increase is attributable to scheduled depreciation of advertising display structures as well as the amortization of goodwill and non-compete covenants.

The above factors contributed to the increase in outdoor advertising operating income of 9.9% to $457,000 for the three months ended July 31, 2000, from $416,000 for the three months ended July 31, 1999.

Interest expense increased 20.1% to $395,000 for the three months ended July 31, 2000, from $329,000 for the three months ended July 31, 1999 due to additional borrowings to fund acquisitions and internal development.

Segment profit decreased 28.7% to $62,000 for the three months ended July 31, 2000, from $87,000 for the three months ended July 31, 1999 primarily as a result of increases in depreciation and amortization, and interest expense.

EBITDA for outdoor advertising increased 11.1% to $943,000 for the three months ended July 31, 2000, from $849,000 for the three months ended July 31, 1999. The EBITDA margin for outdoor advertising increased to 42.8% for the three months ended July 31, 2000, compared to 42.5% for the three months ended July 31, 1999.

Travel Centers. Gross sales at the Company's travel centers increased by 1.6% to $7.987 million for the three months ended July 31, 2000, from $7.863 million for the three months ended July 31, 1999. Merchandise sales decreased 0.9% to $3.032 million for the three months ended July 31, 2000, from $3.061 million for the three months ended July 31, 1999. Gasoline sales increased 3.8% to $3.628 million for the three months ended July 31, 2000, from $3.495 million for the same period in 1999. Wholesale gasoline sales increased 15.8% to $536,000 for the three months ended July 31, 2000, from $463,000 for the three months ended July 31, 1999. Restaurant sales decreased 6.3% to $791,000 for the three months ended July 31, 2000, from $844,000 for the three months ended July 31, 1999.

Cost of goods sold for the travel centers increased 1.9% to $5.361 million for the three months ended July 31, 2000, from $5.261 million for the three months ended July 31, 1999. Merchandise cost of goods decreased 4.2% to $1.339 million for the three months ended July 31, 2000, from $1.398 million for the three months ended July 31, 1999. Gasoline cost of goods increased 3.7% to $3.290 millions for the three months ended July 31, 2000, from $3.174 million for the three months ended July 31, 1999. Wholesale gasoline cost of goods increased 16.8% to $521,000 for the three months ended July 31, 2000, from $446,000 for the three months ended July 31, 1999. Restaurant cost of goods decreased 13.2% to $211,000 for the three months ended July 31, 2000, from $243,000 for the three months ended July 31, 1999. Cost of goods sold as a percentage of gross revenues for the three months ended July 31, 2000 was 67.1% compared to 66.9% for the three months ended July 31, 1999.

Gross profit for the travel centers increased 0.6% to $2.516 million for the three months ended July 31, 2000, from $2.500 million for the three months ended July 31, 1999. Lower margins on convenience store product sales and gasoline sales for the three months ended July 31, 2000 continued to negatively impact gross margin.

General and administrative expenses for travel centers consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses for the travel centers decreased 3.6% to $1.592 million for the three months ended July 31, 2000, from $1.652 million for the three months ended July 31, 1999.

Depreciation and amortization expense decreased 6.2% to $151,000 for the three months ended July 31, 2000, from $161,000 for the three months ended July 31, 1999.

The above factors contributed to an overall increase in travel center operating income of 12.5% to $773,000 for the three months ended July 31, 2000, from $687,000 for the three months ended July 31, 1999.

Interest expense increased 6.9% to $139,000 for the three months ended July 31, 2000, from $130,000 for the three months ended July 31, 1999.

Segment profit increased 13.8% to $634,000 for the three months ended July 31, 2000 from $557,000 for the three months ended July 31, 1999 primarily as a result of decreases in general and administrative expenses and depreciation and amortization.

EBITDA for travel centers increased 9.0% to $924,000 for the three months ended July 31, 2000, from $848,000 for the three months ended July 31, 1999. The EBITDA margin for travel centers decreased slightly to 11.6% for the three months ended July 31, 2000, compared to 10.8% for the three months ended July 31, 1999.

Corporate and Other. General and administrative expenses for corporate and other operations of the Company consist primarily of executive and administrative compensation and benefits, accounting, legal and investor relations fees. General and administrative expenses decreased to $143,000 for the three months ended July 31, 2000, from $145,000 for the three months ended July 31, 1999.

Depreciation and amortization expenses for the Company's corporate and other operations consist of depreciation associated with the corporate headquarters, furniture and fixtures and vehicles. Depreciation and amortization expenses increased to $45,000 for the three months ended July 31, 2000, from $37,000 for the three months ended July 31, 1999.

Interest expense increased 30.0% to $26,000 for the three months ended July 31, 2000, from $20,000 for the three months ended July 31, 1999.

Other income, net, includes gains and/or losses from the sales of assets and interest income. Other income, net, decreased 72.2% to $73,000 for the three months ended July 31, 2000, from $263,000 for the three months ended July 31, 1999. The decrease is due to a one-time gain from insurance proceeds of $227,000 first quarter of fiscal year 2000 not present in fiscal year 2001.

Income before income taxes decreased 21.3% to $555,000 for the three months ended July 31, 2000, from $705,000 for the three months ended July 31, 1999. As a percentage of gross revenues, income before income taxes decreased to 5.4% for the three months ended July 31, 2000, from 7.1% for the three months ended July 31, 1999, primarily as a result of increased depreciation and amortization, and interest expense.

Income taxes were $212,000 for the three months ended July 31, 2000, compared to $273,000 for the three months ended July 31, 1999, as the result of lower pretax income.

The foregoing factors contributed to a decrease in the Company's net income for the three months ended July 31, 2000 to $343,000 compared to $432,000 for the three months ended July 31, 1999.

Liquidity and Capital Resources

At July 31, 2000, the Company had working capital of $4.065 million and a current ratio of 1.9:1, compared to working capital of $4.166 million and a current ratio of 2.1:1 January 31, 2000. Net cash provided by operating activities was $2.695 million for the six months ended July 31, 2000, compared to $2.446 million for the six months ended July 31, 1999. Net cash provided in the current period is primarily attributable to increased depreciation and amortization expense and other operating assets and liabilities.

Net cash used in investing activities for the six months ended July 31, 2000 was $1.048 million, of which $1.257 million was used for purchases of property and equipment, partially offset by proceeds from sales of assets. For the six months ended July 31, 1999, net cash used for investing activities was $3.683 million, of which $2.814 was used for purchases of property and equipment and $1.516 million was used for acquisitions.

Net cash used in financing activities for the six months ended July 31, 2000 was $70,000 as compared to cash provided by financing activities of $1.667 million for the six months ended July 31, 1999. At July 31, 2000 and 1999, financing activities were primarily a result of borrowings and payments on debt.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The principal market risks to which the Company is exposed to are interest rates on the Company's debt. The Company's interest sensitive liabilities are its debt instruments. Variable interest on the majority of the Company's debt equals LIBOR plus an applicable margin. Because rates may increase or decrease at any time, the Company is exposed to market risk as a result of the impact that changes in these base rates may have on the interest rate applicable to Company borrowings. Management does not, however, believe that any risk inherent in the variable rate nature of its debt is likely to have a material effect on the Company's financial position, results of operations or liquidity.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings. None.

Item 2. Changes in Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits and Reports on Form 8-K.

          (a). Exhibit No.                               Exhibit Name

                  27                                     Financial Data Schedule

          (b). No reports were filed on Form 8-K during the six months ended July 31, 2000.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   September  13,  2000

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