Form 10-Q
period 2000-10-31
BOWLIN OUTDOOR ADVERTISING & TRAVEL CENTERS INC
filed 2000-12-15
CIK 1020898

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended October 31, 2000

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     EXCHANGE ACT
     For the transition period from _____________ to ______________


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


                     Issuer's telephone number: 505-266-5985


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of December 13, 2000, 4,573,348 shares of the issuer's common stock were outstanding.

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

         Consolidated Balance Sheets as of
         October 31, 2000 and January 31, 2000...............................2

         Consolidated Statements of Income
         for the Three and Nine Months Ended
         October 31, 2000 and 1999...........................................4

         Consolidated Statement of Stockholders'
         Equity for the Nine Months Ended October 31, 2000...................5

         Consolidated Statements of Cash Flows for the
         Nine Months Ended October 31, 2000 and 1999.........................6

         Notes to the Consolidated Financial Statements......................8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................10

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk........................................................15

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..................................................15

Item 2.  Changes in Securities and Use of Proceeds .........................15

Item 3.  Defaults Upon Senior Securities....................................15

Item 4.  Submission of Matters to a Vote of Security Holders................16

Item 5.  Other Information..................................................16

Item 6.  Exhibits and Reports on Form 8-K...................................16

         Signatures.........................................................16

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                        (In thousands, except share data)


                                                      OCTOBER 31,   JANUARY 31,
                                                         2000          2000
                                                      (Unaudited)
                                                      -----------   -----------
Current assets:
   Cash and cash equivalents                          $     3,324   $     1,559
   Accounts receivable, Outdoor Advertising, net              675           595
   Accounts receivable, other                                 446           559
   Accounts receivable, related parties                        75           122
   Inventories                                              3,507         3,534
   Prepaid expenses and other current assets                  881           693
   Income taxes                                               234           849
   Notes receivable, related parties                           24            14
                                                      -----------   -----------

   Total current assets                                     9,166         7,925



Property & equipment, net                                  29,787        30,556

Intangible assets, net                                      1,791         2,024

Other assets                                                  471           276
                                                      -----------   -----------

   Total assets                                       $    41,215   $    40,781
                                                      ===========   ===========




                                                                     (Continued)

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                        (In thousands, except share data)


                                                      OCTOBER 31,   JANUARY 31,
                                                         2000          2000
                                                      (Unaudited)
                                                      -----------   -----------

Current liabilities:

   Short-term borrowings, bank                        $       907   $       242
   Accounts payable                                         1,491         1,417
   Current installments of long-term debt                   1,663         1,503
   Accrued liabilities                                        471           455
   Deferred income                                            200           142
                                                      -----------   -----------

   Total current liabilities                                4,732         3,759

Deferred income taxes                                         982           898

Long-term debt, less current installments                  19,641        20,886
                                                      -----------   -----------

   Total liabilities                                       25,355        25,543


Stockholders' equity:
   Common stock, $.001 par value; authorized
     100,000,000 shares; issued and outstanding
     4,475,348 and 4,384,848 shares                             4             4

   Additional paid-in capital                              11,983        11,604

   Retained earnings                                        3,873         3,630

                                                      -----------   -----------
   Total stockholders' equity                              15,860        15,238

                                                      -----------   -----------
   Total liabilities and stockholders' equity         $    41,215   $    40,781
                                                      ===========   ===========


          See accompanying notes to consolidated financial statements.

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES


                        CONSOLIDATED STATEMENTS OF INCOME
                 (In thousands, except share and per share data)

                                                THREE MONTHS ENDED                       NINE MONTHS ENDED
                                           OCTOBER 31,       OCTOBER 31,           OCTOBER 31,      OCTOBER 31,
                                              2000               1999                  2000             1999
                                           (Unaudited)       (Unaudited)           (Unaudited)      (Unaudited)
                                           -----------       -----------           -----------      -----------

Gross sales                                $     2,253       $     1,981           $     6,514      $     5,818
Operating expenses:
     Direct operating expenses                   1,057               918                 3,024            2,631
     General and administrative expenses           245               230                   705              665
     Depreciation and amortization                 511               462                 1,488            1,308
     Management fee expense                         58                52                   161              155
                                           -----------       -----------           -----------      -----------
     Operating income                              382               319                 1,136            1,059

Non-operating income (expense):
     Gain (loss) on sale of property
     and equipment                                 (15)               (2)                  (15)               6
     Interest expense                             (405)             (339)               (1,163)            (955)
                                           -----------       -----------           -----------      -----------
    Total non-operating income (expense)          (420)             (341)               (1,178)            (949)


Income (loss) from continuing operations
     before income taxes                           (38)              (22)                  (42)             110
Income tax (benefit) from continuing
     operations                                     (6)               (6)                   (5)              49
                                           -----------       -----------           -----------      -----------
Income (loss) from continuing operations           (32)              (16)                  (37)              61

Income (loss) from discontinued operations
     (net of income taxes)                         (72)              275                   280              665
                                           -----------       -----------           -----------      -----------
Net income (loss)                          $      (104)      $       259           $       243      $       726
                                           ===========       ===========           ===========      ===========


Weighted average common shares               4,400,041         4,384,848             4,390,312        4,384,848

Potential dilutive common shares             4,400,041         4,384,848             4,390,312        4,384,848

Basic (loss) earnings per share:
     Continuing operations                 $     (0.00)      $     (0.00)          $     (0.01)     $      0.02
     Discontinued operations                     (0.02)             0.06                  0.06             0.15
                                           -----------       -----------           -----------      -----------
     Basic (loss) earnings per share       $     (0.02)      $      0.06           $      0.05      $      0.17
                                           ===========       ===========           ===========      ===========

Diluted (loss) earnings per share:
     Continuing operations                 $     (0.00)      $     (0.00)          $     (0.01)     $      0.02
     Discontinued operations                     (0.02)             0.06                  0.06             0.15
                                           -----------       -----------           -----------      -----------
     Diluted (loss) earnings per share     $     (0.02)      $      0.06           $      0.05      $      0.17
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

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES


                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)

                                          FOR THE NINE MONTHS ENDED OCTOBER 31, 2000
                                                         (UNAUDITED)
                                  --------------------------------------------------------

                                               COMMON    ADDITIONAL
                                    NUMBER     STOCK,     PAID-IN     RETAINED
                                  OF SHARES    AT PAR     CAPITAL     EARNINGS     TOTAL
                                  ---------   --------   ----------   --------   ---------
Balance at January 31, 2000       4,384,848   $      4   $   11,604   $  3,630   $  15,238

Stock option exercises               90,500                     362                    362

Stock based compensation                                         17                     17

Net income                                                                 243         243
                                  --------------------------------------------------------
Balance at October 31, 2000       4,475,348   $      4   $   11,983   $  3,873   $  15,860
                                  ========================================================





















          See accompanying notes to consolidated financial statements.

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                         FOR THE NINE MONTHS ENDED
                                                                      -------------------------------
                                                                      OCTOBER 31           OCTOBER 31
                                                                         2000                 1999
                                                                      (Unaudited)          (Unaudited)
                                                                      -----------          -----------
Cash flows from operating activities:
   Net income                                                         $       243          $       726
   Adjustments to reconcile net income to
      net cash provided by operating activities:
          Depreciation and amortization                                     2,077                1,848
          Amortization of loan fees                                           132                  140
          Provision for bad debts                                              55                   27
          Loss on abandonment of property                                      29                   --
          Gain from insurance proceeds                                         --                 (759)
          Gain on sales of property and equipment                            (120)                 (17)
          Deferred income taxes                                                84                  428
          Imputed interest                                                      7                    8
          Stock based compensation                                             17                   --
          Changes in operating assets and liabilities, net                    627                  323
                                                                      -----------          -----------
                Net cash provided by operating activities                   3,151                2,724

Cash flows from investing activities:
   Proceeds from sale of assets                                               207                   39
   Business acquisitions                                                       --               (1,516)
   Purchases of property and equipment, net                                (1,496)              (4,144)
   Proceeds from insurance                                                     --                  699
   Capital received from partnership                                           --                   15
   Proceeds (disbursements) from notes receivable, net                        (32)                   2
                                                                      -----------          -----------
                Net cash used in investing activities                      (1,321)              (4,905)

Cash flows from financing activities:
   Short-term borrowings, bank, net                                           665                1,199
   Borrowings on long-term debt                                                --                1,750
   Payments on long-term debt                                              (1,092)                (940)
   Proceeds from stock option exercises                                       362                   --
                                                                      -----------          -----------
                Net cash (used in) provided by financing activities           (65)               2,009

Net increase in cash and cash equivalents                                   1,765                 (172)
Cash and cash equivalents at beginning of period                            1,559                2,199
                                                                      -----------          -----------

Cash and cash equivalents at end of period                            $     3,324          $     2,027
                                                                      ===========          ===========

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES

                                                                     (Continued)

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                 (In thousands)

                                                                      OCTOBER 31           OCTOBER 31
                                                                         2000                 1999
                                                                      (Unaudited)          (Unaudited)
                                                                      -----------          -----------
Supplemental disclosure of cash flow information:

   Sale of property and equipment in exchange
      for note receivable                                             $       180          $        --
                                                                      ===========          ===========


   Acquisitions:
      Fair value of assets acquired and liabilities assumed
      at the date of the acquisitions were as follows:
         Prepaid expenses                                             $        --          $         3
         Billboards                                                            --                1,463
         Covenants not to compete                                              --                   50
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

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. The consolidated financial statements of Bowlin Outdoor Advertising & Travel Centers, Incorporated (the Company or BOATC) for the three and nine months ended October 31, 2000 and 1999 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-K for the fiscal year ended January 31, 2000. Results of operations for interim periods are not necessarily indicative of results that may be expected for the year as a whole.

2.   DISCONTINUED  OPERATIONS:  On  October 3, 2000,  an  agreement  and plan of merger between Lamar Advertising Company, Lamar Southwest Acquisition Corporation and BOATC was signed. In the merger, Lamar Southwest Acquisition Corporation, a newly formed, wholly owned subsidiary of Lamar, will merge with and into BOATC. BOATC will be the surviving corporation and will continue to exist under Nevada law as a wholly owned subsidiary of Lamar. The articles of incorporation of BOATC, which will be amended and restated and filed with the articles of merger, will be the articles of incorporation of the surviving corporation. The by-laws of Lamar Southwest, as in effect immediately before the merger, will be the by-laws of the surviving corporation.

     BOATC and its newly formed wholly owned subsidiary, Bowlin Travel Centers, Inc., (BTC) entered into a contribution agreement dated as of November 1, 2000. This contribution agreement provides that certain assets and liabilities of BOATC related to the travel centers segment and corporate operations of the Company will be contributed to BTC in exchange for shares of stock in BTC. BOATC will then distribute the shares of BTC to the stockholders of BOATC immediately prior to the completion of the merger with Lamar. The business, assets and liabilities of the travel centers segment and corporate operations, will not be acquired by Lamar. Accordingly, the results of operations for the travel centers segment and corporate operations have been presented as discontinued operations and prior periods have been restated.

                      Rest of page intentionally left blank

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES


     Net sales and income (loss) from discontinued operations (unaudited) are as follows:

                                             THREE MONTHS ENDED                      NINE MONTHS ENDED
                                       OCTOBER 31,        OCTOBER 31,         OCTOBER 31,      OCTOBER 31,
                                           2000              1999                2000             1999
                                      -------------      -------------       -------------    -------------
     Net sales                        $       6,378      $       6,808       $      20,929    $      20,699
     Operating income                            18                 31                 723              676
     Income tax expense (benefit)               (43)               172                 178              416
     Income (loss) from
     discontinued operations          $         (72)     $         275       $         280    $         665
                                      =============      =============       =============    =============

     Net assets of discontinued operations (unaudited) are as follows:

                                                   OCTOBER 31,     JANUARY 31,
                                                       2000            2000
                                                  -------------   -------------

     Current assets                               $       6,888   $       5,732
     Noncurrent assets                                   10,840          11,259
     Current liabilities                                  1,966           2,045
     Noncurrent liabilities                               6,460           6,825
                                                  -------------   -------------

        Net assets of discontinued operations     $       9,302   $       8,121
                                                  =============   =============


     The merger is scheduled to be voted on by the stockholders of BOATC at a special meeting of the stockholders on January 19, 2001. The merger is subject to approval by the stockholders of BOATC and the satisfaction of certain other conditions.

3. In May 2000, the Company sold certain assets, including land and equipment, to a third party for $25,000 cash and a note receivable for $400,000. The note receivable has a stated rate of interest of 8 percent and is payable in annual installments of $37,500 through 2004 with the balance due in 2005. The assets sold had a carrying value of $170,258 and the costs incurred to sell the assets was $6,043. The gain on the sale of the property was $248,699, of which $14,625 was recognized initially and $234,074 was deferred and will be recognized into income using the installment method as payments are received. The deferred gain is reflected as a reduction to the note receivable in the accompanying balance sheet.

4. STOCKHOLDERS' EQUITY: In December 1996, BOATC completed an initial public offering of 1,100,000 shares of common stock at $8.00 per share. Concurrent with the closing in the initial public offering, BOATC issued a five-year nonredeemable option to purchase up to 93,500 shares of common stock at an exercise price equal to 120 percent of the offering price, or $9.60 per share to the underwriter. The option became exercisable in December 1997. As of September 15, 2000 there was a revision to the option agreement (cancellation of the underwriter option for 93,500 shares at $9.60 and replaced with an option for 10,000 shares at $5.00 per share). This resulted in a charge to income of $16,881.

5. EARNINGS PER SHARE. Potential dilutive common shares have been excluded from the determination of earnings per share for the three months ended October 31, 2000 and 1999 and the nine months ended October 31, 2000 due to losses from continuing operations during those respective periods. For the nine months ended October 31, 1999, there were no potential dilutive common shares outstanding.

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

OVERVIEW

The following is a discussion of the consolidated financial condition and results of operations of the Company as of and for the periods ended October 31, 2000 and 1999. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes included in the Company's Form 10-K for the fiscal year ended January 31, 2000.

The Company has presented selected operating data which separately sets forth the revenue, expenses and operating income. The discussion of results of operations which follows compares such selected operating data for the interim periods presented.


                      Rest of page intentionally left blank

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES



RESULTS OF OPERATIONS

The following table presents certain income and expense items derived from the Consolidated Statements of Income for the three and nine months ended October 31 (unaudited and amounts in thousands):

                                                       THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                       ------------------                   -----------------
                                                     2000              1999               2000              1999
                                                     ----              ----               ----              ----
OUTDOOR ADVERTISING:
Gross sales                                       $     2,253       $     1,981        $    6,514        $    5,818
Direct operating expenses                               1,057               918             3,024             2,631
                                                  -----------       -----------        ----------        ----------
                                                        1,196             1,063             3,490             3,187
General and administrative expenses                       245               230               705               665
Depreciation and amortization                             511               462             1,488             1,308
Management fee expense                                     58                52               161               155
                                                  -----------       -----------        ----------        ----------
    Operating income                                      382               319             1,136             1,059

Other non-operating income (loss), net
    Gain (loss) on sale of property and equipment         (15)               (2)              (15)                6
    Interest expense                                     (405)             (339)           (1,163)             (955)
                                                  -----------       -----------        ----------        ----------
    Total non-operating income (expense)                 (420)             (341)           (1,178)             (949)

Income (loss) from continuing operations
    before income taxes                                   (38)              (22)              (42)              110
Income taxes (benefit) from continuing operations          (6)               (6)               (5)               49
                                                  -----------       -----------        ----------        ----------

Income (loss) from continuing operations                  (32)              (16)              (37)               61

Income (loss) from discontinued operations (net
    of income taxes)                                      (72)              275               280               665
                                                  -----------       -----------        ----------        ----------

NET INCOME (LOSS)                                 $      (104)      $       259        $      243        $      726
                                                  ===========       ===========        ==========        ==========

EBITDA - OUTDOOR ADVERTISING                      $       893       $       781        $    2,624        $    2,367
                                                  ===========       ===========        ==========        ==========
EBITDA MARGIN - OUTDOOR ADVERTISING                     39.6%             39.4%             40.3%             40.7%
                                                  ===========       ===========        ==========        ==========

EBITDA - TOTAL COMPANY                            $     1,124       $     1,000        $    3,937        $    3,584
                                                  ===========       ===========        ==========        ==========
EBITDA MARGIN - TOTAL COMPANY                           12.9%             11.3%             14.2%             13.4%
                                                  ===========       ===========        ==========        ==========


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

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES



COMPARISON OF THE NINE MONTHS ENDED OCTOBER 31, 2000 AND OCTOBER 31, 1999

OUTDOOR ADVERTISING. Gross sales from the Company's outdoor advertising increased 12.0% to $6.514 million for the nine months ended October 31, 2000, from $5.818 million for the nine months ended October 31, 1999. The increase was primarily attributable to the continual assimilation of the Company's acquisitions, internal development, increased usage of available sign inventory, and increases in rates.

Direct operating expenses related to outdoor advertising consist of rental payments to property owners for the use of land on which advertising displays are located, production expenses and selling expenses. Selling expenses consist primarily of salaries and commissions for salespersons and travel related to sales. Direct operating costs increased 14.9% to $3.024 million for the nine months ended October 31, 2000, from $2.631 million for the nine months ended October 31, 1999. The increase is principally due to increases in salaries, sign repairs, cost of production and utilities. Direct operating expenses as a percentage of gross revenues for the nine months ended October 31, 2000 was 46.4% compared to 45.2% for the nine months ended October 31, 1999.

General and administrative expenses for outdoor advertising consist of salaries and wages for administrative personnel, insurance, legal fees, association dues and subscriptions and other indirect operating expenses. General and administrative expenses were $705,000 for the nine months ended October 31, 2000, compared to $665,000 for the nine months ended October 31, 1999. Management fee expenses are corporate general and administrative functions that include treasury, accounting, tax, human resources, and other support services and are based on actual amounts as well as a proportionate amount. Management fee expenses increased 3.9% to $161,000 for the nine months ended October 31, 2000, from $155,000 for the nine months ended October 31, 1999 primarily as a result of increases in salaries and the related benefits.

Depreciation and amortization expense increased 13.8% to $1.488 million for the nine months ended October 31, 2000, from $1.308 million for the nine months ended October 31, 1999. The increase is attributable to scheduled depreciation of advertising display structures as well as the amortization of goodwill and non-compete covenants.

Interest expense increased 21.8% to $1.163 million for the nine months ended October 31, 2000, from $955,000 for the nine months ended October 31, 1999 due to borrowings to fund acquisitions and internal development.

Other income, net, is gains and/or losses from the sales of assets. Other income, net, decreased to a net loss of $15,000 for the nine months ended October 31, 2000, from a net gain of $6,000 for the nine months ended October 31, 1999.

Income (loss) from continuing operations before income taxes decreased 138.2% to a loss of $42,000 for the nine months ended October 31, 2000, from income from continuing operations before income taxes of $110,000 for the nine months ended October 31, 1999 primarily as a result of increases in depreciation and amortization and interest expense.

Income taxes (benefit) from continuing operations was a benefit of $5,000 for the nine months ended October 31, 2000, compared to income taxes of $49,000 for the nine months ended October 31, 1999.

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES


Income (loss) from continuing operations was a loss of $37,000 for the nine months ended October 31, 2000 compared to income of $61,000 for the nine months ended October 31, 1999.

The foregoing factors contributed to a decrease in the net income for the nine months ended October 31, 2000 to $243,000 compared to $726,000 for the nine months ended October 31, 1999.

EBITDA for outdoor advertising increased 10.9% to $2.624 million for the nine months ended October 31, 2000, from $2.367 million for the nine months ended October 31, 1999. The EBITDA margin for outdoor advertising decreased to 40.3% for the nine months ended October 31, 2000, compared to 40.7% for the nine months ended October 31, 1999.

TRAVEL CENTERS AND CORPORATE AND OTHER. The results of operations for the travel centers segment and corporate and other operations have been presented as discontinued operations in the selected financial data. The following discussion relates to the results of the Company's discontinued operations. Net sales for discontinued operations increased 1.1% to $20.929 million for the nine months ended October 2000 as compared with $20.699 million for the nine months ended October 1999. Gross profit from discontinued operations decreased 1.6% to $6.276 million for the nine months ended October 2000 as compared with $6.380 million for the nine months ended October 1999. General and administrative expenses from discontinued operations decreased 3.6% to $5.124 million for the nine months ended October 2000 as compared with $5.318 million for the nine months ended October 1999. Operating income from discontinued operations increased 6.9% to $724,000 for the nine months ended October 2000 as compared with $677,000 for the nine months ended October 1999. Income tax expense (benefit) from discontinued operations decreased 57.2% to $178,000 for the nine months ended October 2000 as compared with $416,000 for the nine months ended October 1999. Income from discontinued operations decreased 57.9% to $280,000 for the nine months ended October 2000 as compared with $665,000 for the nine months ended October 1999.

COMPARISON OF THE THREE MONTHS ENDED OCTOBER 31, 2000 AND OCTOBER 31, 1999

OUTDOOR ADVERTISING. Gross sales from the Company's outdoor advertising increased 13.7% to $2.253 million for the three months ended October 31, 2000, from $1.981 million for the three months ended October 31, 1999. The increase was primarily attributable to the continual assimilation of the Company's acquisitions, internal development, increased usage of available sign inventory, and increases in rates.

Direct operating expenses related to outdoor advertising consist of rental payments to property owners for the use of land on which advertising displays are located, production expenses and selling expenses. Selling expenses consist primarily of salaries and commissions for salespersons and travel related to sales. Direct operating costs increased 15.1% to $1.057 million for the three months ended October 31, 2000, from $918,000 for the three months ended October 31, 1999. The increase is principally due to increases in salaries, sign repairs, cost of production and utilities. Direct operating expenses as a percentage of gross revenues for the three months ended October 31, 2000 was 46.9% compared to 46.3% for the three months ended October 31, 1999.

General and administrative expenses for outdoor advertising consist of salaries and wages for administrative personnel, insurance, legal fees, association dues and subscriptions and other indirect operating expenses. Management fee expenses are corporate general and administrative functions that include treasury, accounting, tax, human resources, and other support services and are based on actual amounts as well as a proportionate amount. General and administrative

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES


expenses were $245,000 for the three months ended October 31, 2000, compared to $230,000 for the three months ended October 31, 999. Management fee expenses are corporate general and administrative functions that include treasury, accounting, tax, human resources, and other support services and are based on actual amounts as well as a proportionate amount. Management fee expenses increased 11.5% to $58,000 for the three months ended October 31, 2000, from $52,000 for the three months ended October 31, 1999 primarily as a result of increased salaries and the related benefits.

Depreciation and amortization expense increased 10.6% to $511,000 for the three months ended October 31, 2000, from $462,000 for the three months ended October 31, 1999. The increase is attributable to scheduled depreciation of advertising display structures as well as the amortization of goodwill and non-compete covenants

Interest expense increased 19.5% to $405,000 for the three months ended October 31, 2000, from $339,000 for the three months ended October 31, 1999 due to borrowings to fund acquisitions and internal development.

Other income, net, is gains and/or losses from the sales of assets. Other income, net, decreased to a net loss of $15,000 for the three months ended October 31, 2000, from a net loss of $2,000 for the three months ended October 31, 1999.

Income (loss) from continuing operations before income taxes decreased 72.7% to a loss of $38,000 for the three months ended October 31, 2000, from a loss from continuing operations before income taxes of $22,000 for the three months ended October 31, 1999 primarily as a result of increases in depreciation and amortization, and interest expense.

Income taxes (benefit) from continuing operations was a benefit of $6,000 for the three months ended October 31, 2000 and 1999.

Income (loss) from continuing operations was a loss of $32,000 for the three months ended October 31, 2000 compared to a loss of $16,000 for the three months ended October 31, 1999.

The foregoing factors contributed to net loss for the three months ended October 31, 2000 of $104,000 compared to net income of $259,000 for the three months ended October 31, 1999.

EBITDA for outdoor advertising increased 14.3% to $893,000 for the three months ended October 31, 2000, from $781,000 for the three months ended October 31, 1999. The EBITDA margin for outdoor advertising increased to 39.6% for the three months ended October 31, 2000, compared to 39.4% for the three months ended October 31, 1999.

TRAVEL CENTERS AND CORPORATE AND OTHER. The results of operations for the travel centers segment and corporate and other operations have been presented as discontinued operations in the selected financial data. The following discussion relates to the results of the Company's discontinued operations. Net sales for discontinued operations decreased 6.3% to $6.378 million for the three months ended October 2000 as compared with $6.808 million for the three months ended October 1999. Gross profit from discontinued operations decreased 3.4% to $1.897 million for the three months ended October 2000 as compared with $1.964 million for the three months ended October 1999. General and administrative expenses from discontinued operations decreased 4.1% to $1.724 million for the three months ended October 2000 as compared with $1.797 million for the three months ended October 1999. Operating income from discontinued operations decreased 41.9% to $18,000 for the three months ended October 2000 as compared with $31,000 for the three months ended October 1999. Income tax expense (benefit)

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES


from discontinued operations decreased 125.0% to a benefit of $43,000 for the three months ended October 2000 as compared with income tax expense of $172,000 for the three months ended October 1999. Income (loss) from discontinued operations decreased 126.2% to $72,000 for the three months ended October 2000 as compared with $275,000 for the three months ended October 1999.




LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2000, the Company had working capital of $4.434 million and a current ratio of 1.9:1, compared to working capital of $4.166 million and a current ratio of 2.1:1 at January 31, 2000. The current ratio is the ratio of total current assets to total current liabilities or the dollars of current assets to cover each dollar of current debt (most frequently expressed a coverage of so many times). Net cash provided by operating activities was $3.151 million for the nine months ended October 31, 2000, compared to $2.724 million for the nine months ended October 31, 1999. Net cash provided in the current period is primarily attributable to increased depreciation and amortization expense and other operating assets and liabilities.

Net cash used in investing activities for the nine months ended October 31, 2000 was $1.321 million, of which $1.496 million was used for purchases of property and equipment, partially offset by proceeds from sales of assets. For the nine months ended October 31, 1999, net cash used for investing activities was $4.905 million, of which $4.144 was used for purchases of property and equipment and $1.516 million was used for acquisitions.

Net cash used in financing activities for the nine months ended October 31, 2000 was $65,000 as compared to cash provided by financing activities of $2.009 million for the nine months ended October 31, 1999. At October 31, 2000 financing activities were primarily a result of borrowings and payments on debt as well as proceeds from stock options exercises. At October 31,1999, financing activities were primarily a result of borrowings and payments on debt.

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


PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.  None.

Item 2.           Changes in Securities and Use of Proceeds.   None.

Item 3.           Defaults Upon Senior Securities.  None.

                                     BOWLIN
                      OUTDOOR ADVERTISING & TRAVEL CENTERS
                          INCORPORATED AND SUBSIDIARIES



Item 4.           Submission of Matters to a Vote of Security Holders.  None.

Item 5.           Other Information.  None.

Item 6.           Exhibits and Reports on Form 8-K.

         (a).     Exhibit No.                            Exhibit Name

                      27                                 Financial Data Schedule

         (b).     Form 8-K was filed on October 17, 2000.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 13, 2000
                               BOWLIN
                               Outdoor Advertising & Travel Centers Incorporated


                               /s/ Michael L. Bowlin
                               Michael L. Bowlin, Chairman of the Board,
                               President and Chief Executive Officer


                               /s/ Nina J. Pratz
                               Nina J. Pratz, Chief Financial Officer
                               (Principal Financial and Accounting Officer)